Form 10-Q
period 2015-01-31
FWF Holdings Inc.
filed 2015-03-17
CIK 1619055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

Commission File Number 333-199583

FWF HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Nevada	47-1405387
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Stiftstr 32, 20099, Hamburg, Germany

(Address of principal executive offices)(Zip Code)

800-873-0694

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes  ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes   ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes    ☐ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court ☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 16, 2015, there were 10,000,000 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FWF HOLDINGS INC.

 (A Development Stage Company)

FINANCIAL STATEMENTS

(Unaudited)

January 31, 2015

BALANCE SHEETS	4

STATEMENTS OF OPERATIONS	5

STATEMENTS OF CASH FLOWS	6

NOTES TO FINANCIAL STATEMENTS	7

FWF HOLDINGS, INC.

(A Development Stage Company)

BALANCE SHEETS

	January 31, 2015	July 31, 2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$322	$9,990

TOTAL CURRENT ASSETS	$322	$9,990

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,936	$-
Due to related party (Note 4)	2,239	2,194

TOTAL CURRENT LIABILITIES	4,175	2,194

STOCKHOLDERS’ EQUITY/(DEFICIT)
Common stock (Note 3)
Authorized 75,000,000 shares of common stock, $0.001 par value, Issued and outstanding 10,000,000 shares of common stock	10,000	10,000
Deficit accumulated during the development stage	(13,853)	(2,204)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(3,853)	7,796

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$322	$9,990

The accompanying notes are an integral part of these financial statements.

FWF HOLDINGS, INC.

(A Development Stage Company)

STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended January 31, 2015	Six months ended January 31, 2015

REVENUE	$-	$-

EXPENSES
Office and general	$481	$1,149
Professional fees	4,500	10,500

TOTAL EXPENSES	(4,981)	(11,649)

NET LOSS	(4,981)	(11,649)

BASIC NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING	10,000,000	10,000,000

The accompanying notes are an integral part of these financial statements.

FWF HOLDINGS, INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

(Unaudited)

Six months ended January 31, 2015

OPERATING ACTIVITIES
Net loss for the period	$(11,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in Accounts payables and accrued liabilities	1,936

NET CASH USED IN OPERATING ACTIVITIES	(9,713)

CASH FLOW FROM INVESTING ACTIVITIES	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	-
Proceeds from related parties	45

NET CASH PROVIDED BY FINANCING ACTIVITIES	45

NET INCREASE (DECREASE) IN CASH	(9,668)

CASH, BEGINNING	9,990

CASH, ENDING	$322

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH FINANCING ACTIVITIES;

Cash paid during the period for:
Interest	$-
Income taxes	$-

The accompanying notes are an integral part of these financial statements.

FWF HOLDINGS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2015

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

FWF HOLDINGS, INC. was incorporated in the State of Nevada as a for-profit Company on July 22, 2014 and established a fiscal year end of July 31. The Company is a development-stage Company organized to enter into the commercial production and distribution of the hot sauce business.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $13,853. As at January 31, 2015, the Company has a working capital deficit of $3,853. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of January 31, 2015, the Company has issued 10,000,000 founders shares at $0.001 per share for net proceeds of $10,000 to the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended July 31, 2014 included in the Company’s S-1 filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form S-1. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended January 31, 2015 are not necessarily indicative of the results that may be expected for the year ending July 31, 2015.

Segmented Reporting

FASB ASC 280, “Disclosure about Segments of an Enterprise and Related Information”, changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services the entity provides, the material countries in which it holds assets and reports revenues and its major customers.

Comprehensive Loss

“Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2015, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

FWF HOLDINGS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Instruments

All significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practical the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

Loss per Common Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances and tax loss carry-forwards. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at January 31, 2015 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

Development Stage Company

The Company is a development stage company, as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915. The Company’s planned principal operations have not fully commenced. Organizational and offering costs are, and will be, expensed as and when they are incurred.

Management plans to seek funding from its shareholders and other qualified investors to pursue its business plan.

Recent Accounting Pronouncements

FASB ASC 105-10, Generally Accepted Accounting Principles (Prior authoritative literature: FASB SFAS No. 165, Subsequent Events (“SFAS 165”), issued May 28, 2009), which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 105-10 (SFAS 165) is effective for interim or annual financial periods ending after June 15, 2009. The adoption of FASB ASC 105-10 (SFAS 165) did not have a material effect on the company’s financial position or results of operations.

FWF HOLDINGS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

FASB ASC 105-10-65, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (Prior authoritative literature: FASB SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”, issued June 2009), establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP. The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of FASB ASC 105-10-65 (SFAS 168) did not have a material impact on the Company’s financial statements

In September 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards.

On February 24, 2010, the FASB issued guidance in the "Subsequent Events" topic of the FASC to provide updates including: (1) requiring the company to evaluate subsequent events through the date in which the financial statements are issued; (2) amending the glossary of the "Subsequent Events" topic to include the definition of "SEC filer" and exclude the definition of "Public entity"; and (3) eliminating the requirement to disclose the date through which subsequent events have been evaluated. This guidance was prospectively effective upon issuance. The adoption of this guidance did not impact the Company's results of operations of financial condition.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – CAPITAL STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

As of January 31, 2015, the Company has not granted any stock options and has not recorded any stock-based compensation.

On July 22, 2014, the Company issued 10,000,000 common shares at $0.001 per share to the sole director and President of the Company for cash proceeds of $10,000.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of January 31, 2015, the Company has received $2,239. The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

FWF HOLDINGS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2015

NOTE 5 – INCOME TAXES

Income taxes are provided in accordance with ASC 740 Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax asset and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

No provision was made for Federal Income tax.

The Company did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. The Company provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section of this Form 10-Q includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Results of Operations

For the three month period ended January 31, 2015 we had no revenue. Expenses for the three month period ended January 31, 2015 totaled $4,981 resulting in a Net loss of $4,981. The Net Loss for the three month period ended January 31, 2015 is a result of Office and general expense of $481 comprised primarily of filing fees and Professional fees of $4,500 comprised primarily of accounting expense.

For the six month period ended January 31, 2015 we had no revenue. Expenses for the six month period ended January 31, 2015 totaled $11,649 resulting in a Net loss of $11,649. The Net Loss for the six month period ended January 31, 2015 is a result of Office and general expense of $1,149 comprised primarily of filing fees and Professional fees of $10,500 comprised primarily of accounting and legal expenses.

Capital Resources and Liquidity

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have completed the financing from this offering and implemented our plan of operations. With the exception of cash advances from our sole Officer and Director, our only source for cash at this time is investments by others in this offering. We must raise cash to implement our strategy and stay in business. The amount of the offering will likely allow us to operate for at least one year.

As of January 31, 2015, we had $322 in cash as compared to $9,990 in cash at July 31, 2014. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of January 31, 2015 the Company’s sole officer and director, Mr. Shams has loaned the Company $2,239 and he has indicated that he may be willing to provide a maximum of $25,000, required maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

We do not anticipate researching and releasing any further features to our software nor do we foresee the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees.

Off-balance sheet arrangements

Other than the situation described in the section titled Capital Recourses and Liquidity, the company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the company is a party, under which the company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of January 31, 2015, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended January 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not involved in any pending litigation or legal proceeding.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information.

None

Item 6. Exhibits.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

* Included in Exhibit 31.1

** Included in Exhibit 32.1

*** Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FWF Holdings Inc. (Registrant)

Date: March 16, 2015	By:	/s/ Nami Shams
Nami Shams President and Director
Principal and Executive Officer
Principal Financial Officer Principal Accounting Officer

