Form 10-Q
period 2015-04-30
FWF Holdings Inc.
filed 2015-06-15
CIK 1619055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court ☐Yes    ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 15, 2015, there were 151,800,000 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FWF HOLDINGS INC.

FINANCIAL STATEMENTS

(Unaudited)

April 30, 2015

BALANCE SHEETS	4

STATEMENTS OF OPERATIONS	5

STATEMENTS OF CASH FLOWS	6

NOTES TO FINANCIAL STATEMENTS	7

FWF HOLDINGS, INC.

BALANCE SHEETS

	April 30, 2015	July 31, 2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$6,757	$9,990
Inventory	2,410	-

TOTAL CURRENT ASSETS	$9,167	$9,990

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$3,283	$-
Due to related party (Note 4)	7,261	2,194

TOTAL CURRENT LIABILITIES	10,544	2,194

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock (Note 3)
Authorized 250,000,000 shares of common stock, $0.001 par value, Issued and outstanding 151,800,000 shares of common stock	151,800	1,150,000
Additional paid in capital	(132,210)	(1,140,000)
Deficit accumulated during the development stage	(20,967)	(2,204)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(1,377)	7,796

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$9,167	$9,990

The accompanying notes are an integral part of these financial statements.

4

FWF HOLDINGS, INC.

STATEMENT OF OPERATIONS (Unaudited)

	Three months ended April 30, 2015	Nine months ended April 30, 2015

REVENUE	$-	$-

EXPENSES
Office and general	$3,114	$4,263
Professional fees	4,000	14,500

TOTAL EXPENSES	(7,114)	(18,763)

NET LOSS	(7,114)	(18,763)

BASIC NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING	130,712,360	120,122,344

The accompanying notes are an integral part of these financial statements.

FWF HOLDINGS, INC.

STATEMENT OF CASH FLOWS (Unaudited)

Nine months ended April 30, 2015

OPERATING ACTIVITIES
Net loss for the period	$(18,763)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Inventory	(2,410)
Increase (decrease) in Accounts payables and accrued liabilities	3,283

NET CASH USED IN OPERATING ACTIVITIES	(17,890)

CASH FLOW FROM INVESTING ACTIVITIES	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	9,600
Payment of purchase of common stock	(10)
Proceeds from related parties	5,067

NET CASH PROVIDED BY FINANCING ACTIVITIES	14,657

NET INCREASE (DECREASE) IN CASH	(3,233)

CASH, BEGINNING	9,990

CASH, ENDING	$6,757

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH FINANCING ACTIVITIES;

Cash paid during the period for:
Interest	$-
Income taxes	$-

The accompanying notes are an integral part of these financial statements.

FWF HOLDINGS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

April 30, 2015

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

FWF HOLDINGS, INC. was incorporated in the State of Nevada as a for-profit Company on July 22, 2014 and established a fiscal year end of July 31. The Company is organized and has entered into the commercial production and distribution of the hot sauce business.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $20,967. As at April 30, 2015, the Company has working capital deficit of $1,377. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of April 30, 2015, the Company has issued 1,150,000,000 founders shares at $0.000008695 per share for net proceeds of $10,000 to the Company; and the founder shareholder returned 1,035,000,000 restricted shares at $0.0000000009 for a cost of $10 to the Company; and issued by way of private placements to 32 individuals 36,800,000 common shares at $0.000261 per share for net proceeds of $9,600 to the Company. On March 26, 2015, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the Company on a basis of 115 new common shares for 1 old common share. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

All references in these financial statements to number of common shares, price per share and weighted average number of shares outstanding prior to the 115:1 forward split have been adjusted to reflect the stock split on a retroactive basis unless otherwise noted.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended July 31, 2014 included in the Company’s S-1 filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form S-1. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended April 30, 2015 are not necessarily indicative of the results that may be expected for the year ending July 31, 2015.

Segmented Reporting

FSAB ASC 280, “Disclosure about Segments of an Enterprise and Related Information”, changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services the entity provides, the material countries in which it holds assets and reports revenues and its major customers.

Comprehensive Loss

“Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2015, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

FWF HOLDINGS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

April 30, 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Inventory

We value our inventories at the lower of cost, determined on a first-in, first-out method, or market value. Our inventory consists solely of finished goods. We review inventories on hand at least quarterly and record provisions for estimated excess, slow moving and obsolete inventory, as well as inventory with a carrying value in excess of net realizable value. The regular and systematic inventory valuation reviews include a current assessment of future product demand, historical experience and obsolete finished product.

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at April 30, 2015 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

FWF HOLDINGS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

April 30, 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

FASB ASC 105-10-65, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (Prior authoritative literature: FASB SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”, issued June 2009), establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP. The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of FASB ASC 105-10-65 (SFAS 168) did not have a material impact on the Company’s financial statements.

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

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after December 15, 2014, and the interim periods therein. However, early adoption is permitted. Accordingly, the Company has adopted this standard as of July 31, 2014.

The Company does not expect the adoption of any other recent accounting pronouncements to have a material impact on its financial statements.

FWF HOLDINGS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

April 30, 2015

NOTE 3 – COMMERCIAL AGREEMENT

On April 29, 2015, the Board of Directors of FWF Holdings, Inc., a Nevada corporation (the "Company") authorized the execution of that certain commercial agreement (the "Agreement") with Alimentos Kamuk Internacional (Costa Rica) S.A.

("AKI"). In accordance with the terms and provisions of the Agreement, the Company has agreed to purchase the hot sauce manufactured by AKI (the "Hot Sauce") with a purchase price (the "Purchase Price") that is subject to a 5%-7% annual price increase based on increased in production costs and raw materials and a potential volume discount starting from 10 pallets of a single product. For the first order, the Purchase Price shall be payable in full in advance and for subsequent orders, the Purchase Price shall be payable 50% in advance and the remaining balance net 30 days. In the event the relationship continues between the Company and AKI and exceeds $100,000 annually, revisions in the payment terms can be negotiated.

In further accordance with the terms and provisions of the Agreement: (i) all packaging material design will be the Company's property and will be used by AKI for such products; (ii) AKI shall guarantee a one year shelf life and in the event the shelf life is extended by the Company, the Company will indemnify AKI and be responsible for any damages, claims or returns; (iii) the Company shall supply the artwork for the labels; and (iv) the Company shall cover all expenses associated with customs clearance, taxes or charges incurred during importing of the Hot Sauce.

During the period FWF Holdings, Inc. placed its first order with AKI.

NOTE 4 – CAPITAL STOCK

On March 26, 2015 the directors of the Company increased its Share Capital from 75,000,000 common shares to 250,000,000 common shares with the same par value of $0.001 per share. No preferred shares have been authorized or issued.

On July 22, 2014, the Company issued 1,150,000,000 (10,000,000 pre-split) common shares at $0.000008695 ($0.001 pre-split) per share to the sole director and President of the Company for cash proceeds of $10,000.

On March 24, 2015, the Company closed of its financing and the Company issued 36,800,000 (320,000 pre-split) common shares to 32 shareholders at $0.000261 ($0.03 pre-split) per share for net cash proceeds of $9,600.

On March 26, 2015, the founding shareholder of the Company returned 1,035,000,000 (9,000,000 pre-split) restricted shares of common stock to treasury and the shares were subsequently cancelled by the Company. The shares were returned to treasury for $0.000000009 per share for a total consideration of $10 to the shareholder.

On March 26, 2015, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the Company on a basis of 115 new common shares for 1 old common share. The issued and outstanding common stock increased from 1,320,000 to 151,800,000 as of April 30, 2015.

All references in these financial statements to number of common shares, price per share and weighted average number of shares outstanding prior to the 115:1 forward split have been adjusted to reflect the stock split on a retroactive basis unless otherwise noted.

As of April 30, 2015, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of April 30, 2015, the Company has received $7,261. The amounts due to the related party are unsecured and non-interest-bearing with no set terms of repayment.

FWF HOLDINGS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

April 30, 2015

NOTE 6 – INCOME TAXES

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

Business Overview

FWF Holdings Inc. is a Hot Sauce product business that will focus on selling its hot sauce product with a blend of peppers, fruits, herbs and spices under the brand name “Fruit With Fire”. The Company has targeted four main customer groups to sell its product. The first group is specialty food stores, the second is wholesale distributors, the third is restaurants and the last customer segment is through a company owned online website. We recently signed an agreement with a third party manufacturer (refer Note 5 Other Items) and have placed our initial order of product. We intend to identify and distinguish ourselves by positioning our product at the high end of the market in price, targeting a broad base of consumers.

Results of Operations

For the three month period ended April 30, 2015 we had no revenue. Expenses for the three month period ended April 30, 2015 totaled $7,114 resulting in a Net loss of $7,114. The Net Loss for the three month period ended April 30, 2015 is a result of Office and general expense of $3,114 comprised primarily of filing fees and transfer agent expenses; and Professional fees of $4,000 comprised comprise primarily of accounting expenses.

For the nine month period ended April 30, 2015 we had no revenue. Expenses for the nine month period ended April 30, 2015 totaled $18,763 resulting in a Net loss of $18,763. The Net Loss for the nine month period ended April 30, 2015 is a result of Office and general expense of $4,263 comprised primarily of filing fees and transfer agent expenses; and Professional fees of $14,500 comprised primarily of accounting and legal expenses.

Capital Resources and Liquidity

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have implemented our plan of operations.

As of April 30, 2015, we had $6,757 in cash and $2,410 in inventory as compared to $9,990 in cash at July 31, 2014 and no inventory. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of April 30, 2015 the Company’s sole officer and director, Mr. Shams has loaned the Company $7,261 and he has indicated that he may be willing to provide a maximum of $25,000, required maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

On March 24, 2015, the Company closed of its financing and the Company issued 36,800,000 (320,000 pre-split) common shares to 32 shareholders at $0.000261 ($0.03 pre-split) per share for net cash proceeds of $9,600. (Refer to Note 4 “Capital Stock” in Financial Statements).

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $20,967. As at April 30, 2015, the Company has working capital deficit of $1,377. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

We expect to incur product development, marketing and professional and administrative expenses as well expenses associated with maintaining our SEC filings. We will require additional funds during this time and will seek to raise the necessary additional capital. If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results. Additional funding may not be available on favorable terms, if at all. The Company intends to continue to fund its business by way of equity or debt financing and advances from related parties.

If we raise additional capital through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock. In the event we are unsuccessful in raising additional capital through the issuance of equity or convertible debt securities, we will seek to raise additional capital through the issuance of debt or its equivalents. Issuance of debt or its equivalents will result in increased interest expense.

We are an emerging growth stage company with no revenues to date, and therefore we may have to pay high cost in securing a financing. We cannot assure you that we will be able to raise the working capital as needed in the future on terms acceptable to us, if at all. Any delay to raise capital as needed would have a material adverse effect on our business, financial condition and results of operations.

If we cannot raise additional fund, we will have to cease business operations. As a result, investors in the Company’s common stock would lose all of their investment.

Off-balance sheet arrangements

Other than the situation described in the section titled Capital Recourses and Liquidity, the company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the company is a party, under which the company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of April 30, 2015, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended April 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

On April 29, 2015, the Board of Directors of FWF Holdings, Inc., a Nevada corporation (the "Company") authorized the execution of that certain commercial agreement (the "Agreement") with Alimentos Kamuk Internacional (Costa Rica) S.A. ("AKI"). In accordance with the terms and provisions of the Agreement, the Company has agreed to purchase the hot sauce manufactured by AKI (the "Hot Sauce") with a purchase price (the "Purchase Price") that is subject to a 5%-7% annual price increase based on increased in production costs and raw materials and a potential volume discount starting from 10 pallets of a single product. For the first order, the Purchase Price shall be payable in full in advance and for subsequent orders, the Purchase Price shall be payable 50% in advance and the remaining balance net 30 days. In the event the relationship continues between the Company and AKI and exceeds $100,000 annually, revisions in the payment terms can be negotiated.

In further accordance with the terms and provisions of the Agreement: (i) all packaging material design will be the Company's property and will be used by AKI for such products; (ii) AKI shall guarantee a one year shelf life and in the event the shelf life is extended by the Company, the Company will indemnify AKI and be responsible for any damages, claims or returns; (iii) the Company shall supply the artwork for the labels; and (iv) the Company shall cover all expenses associated with customs clearance, taxes or charges incurred during importing of the Hot Sauce.

Item 6. Exhibits.

3.5	Current Report on 8-K filed on May 19, 2015, Material Definitive Agreement

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

____________

* Included in Exhibit 31.1

** Included in Exhibit 32.1

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FWF Holdings Inc. (Registrant)

Date: June 15, 2015	By:	/s/ Nami Shams
Nami Shams
President and Director Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

