Form 10-Q/A
period 2015-04-30
FWF Holdings Inc.
filed 2015-06-22
CIK 1619055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 30, 2015 (“Form 10-Q”) is to amend the section “Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).” From No to Yes.

No other changes have been made to the Registrant’s Form 10-Q.  This Amendment does not reflect any subsequent events occurring after the original filling date of the Form 10-Q or modify or update in any way disclosures made in the original filings.

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

FWF Holdings Inc. (Registrant)

Date: June 18, 2015	By:	/s/ Nami Shams
Nami Shams
President and Director Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

