Form 10-K
period 2015-07-31
FWF Holdings Inc.
filed 2015-10-20
CIK 1619055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended July 31, 2015 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from _________ to_________

Commission File No. 333-199583

FWF HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Nevada	47-1405387
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Stiftstr 32, 20099, Hamburg, Germany

(Address of principal executive offices, Zip Code)

(800) 873-0694

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Common stock, par value $0.001 per share.
(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates of the registrant, based on the closing price of the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $0.00.

As of October 20, 2015, the registrant had 151,800,000 shares of common stock outstanding.

FWF HOLDINGS INC.

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to “FWF Holdings Inc.”, “we,” “us,” “our,” “our Company,”

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I

ITEM 1. BUSINESS

Business Overview

FWF Holdings Inc. is a Hot Sauce product business that will focus on selling its hot sauce product with a blend of peppers, fruits, herbs and spices under the brand name “Fruit With Fire”. The Company has targeted four main customer groups to sell its product. The first group is specialty food stores, the second is wholesale distributors, the third is restaurants and the last customer segment is through a company owned online website. We recently signed an agreement with a third party manufacturer and have placed our initial order of product. We intend to identify and distinguish ourselves by positioning our product at the high end of the market in price, targeting a broad base of consumers.

The Company has begun to implement its business model. A logo has been developed; we have sourced and engaged a third-party manufacturer and our initial hot sauce order has been manufactured; we have sourced a third-party company to store and ship product as sales materialize; and we have established a web site; www.fruitwithfire.com. While no revenues have been recognized as of July 31, 2015 the Company did receive a purchase order for 42 cases. The sale was not recognized as the product was not shipped during the period.

FWF Holdings Inc. intends to focus on selling a fruit based hot sauce product in a market segment filled with competition. Our approach is to take our proposed product image up-market because of our uncompromising view of our proposed product. Many low-end sauces are built around a base of vinegar; FWF sauce will be built around fresh peppers, fruit and other natural ingredients. Initially FWF intends to focus its marketing efforts to specialty food stores, through its own website, and attending and eventually becoming an exhibitor at national and regional food shows as the Company’s budget permits.

The keys to success will be the Company’s ability to differentiate ourselves from all others. We intend to stress authenticity of the ingredients and the heritage of the family recipe. We intend to position our proposed product at the high end of the market, in terms of price. To provide a specialty product that will be different in taste from the “large volume” producers such as Tabasco, Franks Red-Hot Sauce and Tapatio.

During the next 12 months, FWF Holdings Inc. intends to continue its ongoing research by attending three trade food shows; The Fancy Food Show held twice a year (winter held in San Francisco in January and the summer show in New York in June). The other trade show we hope to attend is the National Fiery Foods & Barbecue Show; usually held in March in Albuquerque.

There is the likelihood that we may never be able to market our niche hot sauce product that the Company would need to successfully complete and implement its plan of operation. If our company is not capable of building a market for its product, all funds that we spend on development will be lost.

Product

FWF Holdings Inc. intends to sell a fruit based hot sauce product under the name “Fruit With Fire”, using a blend of peppers, fruits, herbs and spices. We intend to produce and market in a hot flavor only at this time.

Corporate History

The Company was incorporated by its president and sole director Mr. Nami Shams in the State of Nevada on July 22, 2014 and established a fiscal year end of July 31.

Recent Developments

Capital Stock

On March 26, 2015 the directors of the Company increased its Share Capital from 75,000,000 common shares to 250,000,000 common shares with the same par value of $0.001 per share. No preferred shares have been authorized or issued.

On March 26, 2015, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the Company on a basis of 115 new common shares for 1 old common share. The issued and outstanding common stock increased from 1,320,000 to 151,800,000 as of July 31, 2015.

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

Industry Analysis/Competition

The Industry manufactures spicy sauces made from chili peppers and other ingredients. These products are then packaged and sold directly to consumers or distributed to grocery, wholesales, supermarkets, specialty food stores and food-service contractors. With highly diverse product range, the industry has managed to remain resilient despite changing consumer trends, falling incomes and the economic recession. Major players have responded to these obstacles with timely and new product introductions and promotional strategies. Smaller players are gaining a larger share of the market by offering unique and clever new products with non-traditional ingredients.

The Hot Sauce Production industry continues to grow aided by positive demographic consumption trends, growing number of hot sauce producers and brands, rising demand from the food-service sector and growing supermarket shelf space for hot sauce in line with customer demand. The hot sauce market is dominated by the following producers;

The hot sauce market is dominated by the following producers;

-	Tabasco	-	19% market share with estimated sales of $200 million
-	Frank’s Red Hot	-	12.3% market share with estimated sales of $130 million
-	Sriracha Asian-Style Sauce	-	4.2% market share with estimated sales of $45 million
-	Texas Pete Hot Sauce	-	3.3% market share
-	Original Louisiana Hot Sauce	-	3.1% market share

The primary competitive edge of Fruit On Fire, Inc. will be the taste of our blend fruit and spice based proposed hot sauce product. There is the likelihood that we may never be able to market our niche hot sauce product that the Company would need to successfully complete and implement its plan of operation. If our company is not capable of building a market for its product, all funds that we spend on development will be lost.

Legal Environment

We will be required to comply with all regulations, rules and directives of government authorities agencies to the construction and operation of any facility in any jurisdiction which we would conduct activities. In general, the operation of our business is subject to the Food and Drug Administration. All food items offered for sale or sample must comply with conditions under which it is prepared, stored and displayed and all other sanitary conditions related to food items must meet the food code.

Available Information

Reports we file pursuant to the Exchange Act of 1934, as amended (the "Exchange Act"), including annual, quarterly and current reports and other information with the Commission and our filings are available to the public over the Internet at the Commission's website at http://www.sec.gov. The public may read and copy any materials filed by us with the Commission at the Public Reference Room at 100 F Street NE, Washington, D.C. 20549, on official business days during the hours of 10:00 am to 3:00 pm. The public may obtain information on the operation by calling the Commission at 800-732-0330.

Patent and Trademarks

We do no currently own any domestic or foreign patents relating to hot sauce.

Employees

As of July 31, 2015, other than its president, the Company has no employees.

ITEM 1A. RISK FACTORS

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 2. PROPERTIES

The Company does not own any real estate or other properties and has not entered into any long term lease or rental agreements for property.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or stockholder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was not quoted on any exchange or trading platform and therefore no data is available for the periods ended July 31, 2015 and July 31, 2014. The Company was issued a trading symbol by FINRA on the OTC Bulletin Board under the symbol “FWFH” on July 7, 2015.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the accompanying notes thereto included in “Item 8. Financial Statements and Supplementary Data.” In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Forward-Looking Statements.” Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Business Overview

FWF Holdings Inc. is a Hot Sauce product business that will focus on selling its hot sauce product with a blend of peppers, fruits, herbs and spices under the brand name “Fruit With Fire”. The Company has targeted four main customer groups to sell its product. The first group is specialty food stores, the second is wholesale distributors, the third is restaurants and the last customer segment is through a company owned online website. We recently signed an agreement with a third party manufacturer and have placed our initial order of product. We intend to identify and distinguish ourselves by positioning our product at the high end of the market in price, targeting a broad base of consumers.

The Company has begun to implement its business model. A logo has been developed; we have sourced and engaged a third-party manufacturer and our initial hot sauce order has been manufactured; we have sourced a third-party company to store and ship product as sales materialize; and we have established a web site; www.fruitwithfire.com. While no revenues have been recognized as of July 31, 2015 the Company did receive a purchase order for 42 cases. The sale was not recognized as the product was not shipped during the period.

We require additional financing to implement our Plan of Operation and sustain business operations. Currently, we do not have any arrangements for financing and we may be unable to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the Company’s ability to attract customers. The Company may be unable to access to capital markets in the future or that financing, adequate to satisfy the cash requirements of implementing our business strategies, will be available on acceptable terms. The inability of the Company to gain access to capital markets or obtain acceptable financing could have a material adverse effect upon the results of its operations and upon its financial conditions.

Plan of Operations

During the next 12 months, FWF Holdings Inc. intends to continue its ongoing research by attending three trade food shows; The Fancy Food Show held twice a year (winter held in San Francisco in January and the summer show in New York in June). The other trade show we hope to attend is the National Fiery Foods & Barbecue Show; usually held in March in Albuquerque.

Over the 12 month period starting upon the effective date of this registration statement, our company must raise capital to introduce its planned product and start sales. We intend to market our product through wholesales, food trade shows and on the Internet. We have three planned phases to our operations over the next twelve months.

We have completed the first phase of our planned operations which was to source out potential co-packing companies and manufactures to establish a hot sauce product (“Fruit With Fire”); and to secure the services of contractors to develop our logo, label and develop our website. We have engage a co-packing company (Alimentos Kamuk Internacional (Costa Rica) S.A “AKI”); created a logo and developed a web site.

The second phase of our planned operations, we intend to produce our product with inventory ready for marketing samples and for product sale. Our initial order has been manufactured by AKI. Further during the period we received our first purchase order. We intend to engage a Search Engine Optimization firm that will assist us, not only identifying to successfully market our product over the internet but to ensure a high presence and to achieve a high search engine ranking. We also intend to do some traditional print advertising. Estimated annual cost for these services is $26,500. We expect to have the second phase completed within 180 days.

The third phase of our planned operations will be to launch our website and begin our sales and marketing campaign. Estimated cost for sales and marketing campaign and attending/exhibiting in trade shows as mentioned in phase 2 is $54,000. We expect to have the third phase completed with the next 12 months. With anticipate generating revenues within twelve months. We have received a purchase order of 42 cases of “Fruit With Fire” hot sauce during the period, but as the product was not shipped prior to the end of the period, the revenues were not recognized as of July 31, 2015. Total estimate expenditures for the next twelve months will be $150,000.

Going Concern

Our auditor has indicated in their reports on our financial statements for the fiscal years ended July 31, 2015, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities.

Results of Operations

Fiscal Year Ended July 31, 2015 compared to Fiscal Year Ended July 31, 2014

While no revenues have been recognized from July 22, 2014 (inception) to July 31, 2015 the Company did receive a purchase order for 42 cases during the year ended July 31, 2015. The sale was not recognized as the product was not shipped during the period ended July 31, 2015.

Expenses for the year ended July 31, 2015 totaled $27,221 consisting primarily of office and general expenses of $10,721 and professional fees of $16,500, resulting in a net loss of $27,221. Expenses for the period from July 22, 2014 (date of inception) to July 31, 2014 totaled $2,204 consisting primarily of office and general expenses of $1,204 and professional fees of $1,000, resulting in a net loss of $2,204. The increase in office and general expenses from fiscal 2014 to fiscal 2015 was primarily due to the increase expenses relating to filing fees and the engagement of the Company’s transfer agent. The increase in professional fees from fiscal 2014 to fiscal 2015 was due to the increase in accounting and legal fees activities during the period.

Capital Resources and Liquidity

As of July 31, 2015, we had $454 of cash and $2,410 in inventory compared to $9,990 of cash and nil in inventory for the year ended July 31, 2014. We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. To date the Company has incurred operating losses since inception of $29,425. As at July 31, 2015, the Company has a working capital deficit of $9,835.

The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. Our auditor has expressed substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

We expect to incur marketing and professional and administrative expenses as well expenses associated with maintaining our filings with the Commission. We will require additional funds during this time and will seek to raise the necessary additional capital. If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results. Additional funding may not be available on favorable terms, if at all. The Company intends to continue to fund its business by way of equity or debt financing and advances from related parties. Any inability to raise capital as needed would have a material adverse effect on our business, financial condition and results of operations.

If we cannot raise additional funds, we will have to cease business operations. As a result, investors in the Company’s common stock would lose all of their investment.

Off Balance Sheet Arrangements

There are no off-balance sheet arrangements currently contemplated by management or in place that are reasonably likely to have a current or future effect on the business, financial condition, changes in financial condition, revenue or expenses, result of operations, liquidity, capital expenditures and/or capital resources.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of the Company's audited consolidated financial statements for the fiscal years ended July 31, 2015 and 2014, begins on page F-1 of this Annual Report on Form 10-K.

FWF HOLDINGS INC.

FINANCIAL STATEMENTS

(Audited)

July 31, 2015

PLS CPA, A PROFESSIONAL CORPORATION

◆ 4725 MERCURY STREET #210 ◆ SAN DIEGO ◆ CALIFORNIA 92111 ◆

◆ TELEPHONE (858)722-5953 ◆ FAX (858) 761-0341 ◆ FAX (858) 764-5480

◆ E-MAIL changgpark@gmail.com ◆

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

FWF Holdings, Inc.

We have audited the accompanying balance sheet of FWF Holdings, Inc. (A Development Stage “Company”) as of July 31, 2015 and 2014 and the related financial statements of operations, changes in shareholder’s equity(deficit) and cash flows for the year ended July 31, 2015 and period from July 22, 2014 (inception) to July 31, 2014. These financial statements are the responsibility of the Company’s management.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FWF Holdings, Inc. as of July 31, 2015 and 2014, and the results of its operation and its cash flows for the year ended July 31, 2015 and period from July 22, 2014 (inception) to July 31, 2014 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PLS CPA

PLS CPA, A Professional Corp.

October 20, 2015

San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

FWF HOLDINGS, INC.

BALANCE SHEETS

	July 31, 2015	July 31, 2014

ASSETS

CURRENT ASSETS
Cash	$454	$9,990
Accounts receivable	-	-
Inventory	2,410	-

TOTAL CURRENT ASSETS	$2,864	$9,990

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$373	$-
Due to related party (Note 5)	12,326	2,194

TOTAL CURRENT LIABILITIES	12,699	2,194

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock (Note 4)
Authorized 250,000,000 shares of common stock, $0.001 par value, Issued and outstanding 151,800,000 shares of common stock (July 31, 2014 – 1,150,000,000)	151,800	1,150,000
Additional paid in capital	(132,210)	(1,140,000)
Deficit accumulated during the development stage	(29,425)	(2,204)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(9,835)	7,796

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,864	$9,990

The accompanying notes are an integral part of these financial statements.

FWF HOLDINGS, INC.

STATEMENT OF OPERATIONS

	Year ended July 31, 2015	Results of operations from inception (July 22, 2014) to July 31, 2014

REVENUES
Sales	$-	$-
Less: cost of goods	-	-

TOTAL REVENUES	-	-

EXPENSES
Office and general	$10,721	$1,204
Professional fees	16,500	1,000

TOTAL EXPENSES	(27,221)	(2,204)

NET LOSS	(27,221)	(2,204)

BASIC NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING	128,106,849	1,150,000,000

The accompanying notes are an integral part of these financial statements.

FWF HOLDINGS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM JULY 22, 2014 (INCEPTION) TO JULY 31, 2015

	Common Stock		Additional	Deficit Accumulated During the
	Number of shares	Amount	Paid-in Capital	Development Stage	Total

Common shares issued for cash – at $0.000008695 per share, July 30, 2014	1,150,000,000	$1,150,000	$(1,140,000)	$-	$10,000
Net loss for the year ended July 31, 2014	-	-	-	(2,204)	(2,204)

Balance, July 31, 2014	1,150,000,000	$1,150,000	$(1,140,000)	(2,204)	$7,796

Common shares issued for cash -
at $0.000261 per share March 24, 2015	36,800,000	36,800	(27,200)	-	9,600

Common shares returned to treasury -
at $0.000000009 per share March 26, 2015	(1,035,000,000)	(1,035,000)	1,034,990	-	(10)

Net loss for the year ended July 31, 2015	-	-	-	(27,221)	(27,221)

Balance, July 31, 2015	151,800,000	$151,800	$(132,210)	$(29,425)	$(9,835)

The accompanying notes are an integral part of these financial statements

FWF HOLDINGS, INC.

STATEMENT OF CASH FLOWS

	Year ended July 31, 2015	From date of inception (July 22, 2014) to July 31, 2014

OPERATING ACTIVITIES
Net loss for the period	$(27,221)	$(2,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Inventory	(2,410)	-
Increase (decrease) in Accounts payables and accrued liabilities	373	-
Increase (decrease) in Accounts receivable	-	-

NET CASH USED IN OPERATING ACTIVITIES	(29,258)	(2,204)

CASH FLOW FROM INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	9,600	10,000
Payment of purchase of common stock	(10)	-
Proceeds from related parties	10,132	2,194

NET CASH PROVIDED BY FINANCING ACTIVITIES	19,722	12,194

NET INCREASE (DECREASE) IN CASH	(9,536)	9,990

CASH, BEGINNING	9,990	-

CASH, ENDING	$454	$9,990

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH FINANCING ACTIVITIES;

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

FWF HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

July 31, 2015

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

FWF HOLDINGS, INC. was incorporated in the State of Nevada as a for-profit Company on July 22, 2014 and established a fiscal year end of July 31. The Company is organized and has entered into the commercial production and distribution of the hot sauce business.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $29,425. As at July 31, 2015, the Company has working capital deficit of $9,834. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of July 31, 2015, the Company has issued 1,150,000,000 founders shares at $0.000008695 per share for net proceeds of $10,000 to the Company; and the founder shareholder returned 1,035,000,000 restricted shares at $0.0000000009 for a cost of $10 to the Company; and issued by way of private placements to 32 individuals 36,800,000 common shares at $0.000261 per share for net proceeds of $9,600 to the Company. On March 26, 2015, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the Company on a basis of 115 new common shares for 1 old common share. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

All references in these financial statements to number of common shares, price per share and weighted average number of shares outstanding prior to the 115:1 forward split have been adjusted to reflect the stock split on a retroactive basis unless otherwise noted.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheet, statements of operations, stockholders’ equity and cash flows of the Company. These financial statements are presented in the United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

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

Comprehensive Loss

ADVANCE \d 5“Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2015, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

FWF HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

July 31, 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Revenue Recognition

Revenue consists of revenue earned for the sale of “Fruit With Fire” hot sauce. Revenue is recognized at the time the product is shipped to the customer. During the period the Company received a purchase order for 42 cases. This sale was not recognized as revenue during the period as the product had not been shipped as of July 31, 2015.

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at July 31, 2015 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

FWF HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

July 31, 2015

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

In August 2014, FASB issued Accounting Standards Update (ASU) No. 201415 Preparation of Financial Statements – Going Concern (Subtopic 20540), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 20530, Presentation of Financial Statements— Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met the conditions which would subject these financial statements for additional disclosure. Management has considered all recent accounting pronouncements issued since the last audit of its financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

In January 2015, FASB issued Accounting Standards Update (ASU) No. 201501 Income Statement – Extraordinary and Unusual Items, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. Eliminating the concept of extraordinary items will save time and reduce costs for preparers because they will not have to assess whether a particular event or transaction event is extraordinary (even if they ultimately would conclude it is not). This also alleviates uncertainty for preparers, auditors, and regulators because auditors and regulators no longer will need to evaluate whether a preparer treated an unusual and/or infrequent item appropriately. This update is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. Early application is permitted.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – INVENTORY

As of July 31, 2015 the Company had 161 cases containing 12 bottles per case (1,932 bottles). During the period the Company received a purchase order for 42 cases. This sale was not recognized as revenue during the period as the product had not been shipped as of July 31, 2015.

NOTE 4 – COMMERCIAL AGREEMENT

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

FWF HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

July 31, 2015

NOTE 4 – COMMERCIAL AGREEMENT (continued)

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

NOTE 5 – CAPITAL STOCK

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

On March 26, 2015, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the Company on a basis of 115 new common shares for 1 old common share. The issued and outstanding common stock increased from 1,320,000 to 151,800,000 as of July 31, 2015.

All references in these financial statements to number of common shares, price per share and weighted average number of shares outstanding prior to the 115:1 forward split have been adjusted to reflect the stock split on a retroactive basis unless otherwise noted.

As of July 31, 2015, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of July 31, 2015, the Company has received $12,326. The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

NOTE 7 – INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	July 31, 2015	July 31, 2014

Net loss before income taxes	$(29,425)	$(2,204)
Income tax rate	34%	34%
Income tax recovery	(10,005)	(771)
Non-deductible	--	-
Valuation allowance change	10,005	771

Provision for income taxes	$–	$–

FWF HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

July 31, 2015

NOTE 7 – INCOME TAXES (continued)

The significant components of deferred income tax assets at July 31, 2015 and 2014 are as follows:

	July 31, 2015	July 31, 2014
Net operating loss carry-forward	$9,234	$771
Valuation allowance	(9,234)	(771)

Net deferred income tax asset	$–	$–

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide a full valuation allowance against all available income tax loss carry forwards. The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management's judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

As of July 31, 2015 and 2014, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the year ended July 31, 2015 and 2014 no interest or penalties have been accrued as of July 31, 2015 and 2014. As of July 31, 2015 and 2014, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2014 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to the period between August 10, 2015 and September 21, 2015, the Chief Executive Officer paid $10,373 in outstanding accounts payables on behalf of the Company. As with prior cash advances due to the related party are unsecured, non-interest bearing and are due on demand.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISLCOSURES

There have been no changes in or disagreements with accountants regarding our accounting, financial disclosures or any other matter.

ITEM 9A. CONTROLS AND PROCEDURES Evaluation of Disclosure Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of July 31, 2015.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the audit of our financial statements as of July 31, 2015 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer's last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended July 31, 2015.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and director are as follows:

Name	Age	Position
Nami Shams	33	President, Chief Executive Officer, Treasurer, Secretary, Chief Financial Officer and Chairman of the Board of Directors

The person named above has held his offices/positions since inception of our company and is expected to hold his offices/positions at least until the next annual meeting of our stockholders.

Business Experience

Prior to January 2010, Nami Shams was General Manager for an International trading company, East Corporation Asia located in Shanghai, China. He also worked as Organization Director for an Insurance company at MEG AG, located in Munich, Hamburg and Berlin Germany.

Since January 2010 Mr. Shams has been sales manager for AXA-PSV AG, an Insurance company located in Hamburg Germany.

Mr. Shams obtained his Bachelor of Business Administration from Fudan University in Shanghai, China in 2008.

Given Mr. Sham’s managerial and sales experience in Europe and China, the company believes that Mr. Sham’s background and experience make him well suited to serve as our sole officer and director.

Director Independence

Our board of directors is currently composed of one member, Nami Shams, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Involvement in Legal Proceedings

To our knowledge, there have been no material legal proceedings during the last ten years that would require disclosure under the federal securities laws that are material to an evaluation of the ability or integrity of any of our directors or executive officers.

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with Mr. Shams, other business interests and his involvement with FWF Holdings Inc.

ITEM 11. EXECUTIVE COMPENSATION Summary Compensation Table

FWF Holdings Inc., has made no provisions for paying cash or non-cash compensation to its sole officer and director. No salaries are being paid at the present time, and none will be paid unless and until our operations generate sufficient cash flows.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the period from inception through July 31, 2015.

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Nami Shams	2014	-	-	-	-	-	0
President, Chief Executive Officer, Secretary, Treasurer	2015	-	-	-	-	-	0

Outstanding Equity Awards at Fiscal Year End

We did not pay any salaries in 2015 or 2014. None of our executive officers received any equity awards, including, options, restricted stock, performance awards or other equity incentives during the fiscal year ended July 31, 2015 and 2014 for FWF Holdings Inc.

Employment Contracts

At this time, FWF Holdings Inc. has not entered into any employment agreements with its sole officer and director. If there is sufficient cash flow available from our future operations, the company may enter into employment agreements with our sole officer and director or future key staff members.

Stock Awards Plan

The company has not adopted a Stock Awards Plan, but may do so in the future. The terms of any such plan have not been determined.

Director Compensation

The Board of Directors of the Company has not adopted a stock option plan. The company has no plans to adopt it but may choose to do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the “Committee”). The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. FWF Holdings Inc., may develop an incentive based stock option plan for its officers and directors and may reserve up to 10% of its outstanding shares of common stock for that purpose.

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the period from inception (July 22, 2014) through July 31, 2015.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Nami Shams	0	0	0	0	0	0	0

Board Committees

We have not formed an Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee as of the filing of this Annual Report. Our Board of Directors performs the principal functions of an Audit Committee. We currently do not have an audit committee financial expert on our Board of Directors. We believe that an audit committee financial expert is not required because the cost of hiring an audit committee financial expert to act as one of our directors and to be a member of an Audit Committee outweighs the benefits of having an audit committee financial expert at this time.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of July 31, 2015.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of July 31, 2015 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Common Stock (1)
Directors and Officers	No. of Shares	% of Class
Nami Shams	115,000,000	75.75%
President, Chief Executive Officer, Treasure, Secretary, Chief Financial Officer and Chairman of the Board of Directors; Stifstr. 32, 20099, Hamburg, Germany

All officers and directors as a group	115,000,000	75.75%

_____________

(1)	Based on 151,800,000 shares of common stock issued and outstanding as of July 31, 2015.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

On July 22, 2014, the Company issued 1,150,000,000 (10,000,000 pre-split) (1) common shares at $0.000008695 ($0.001 pre-split) per share to the sole director and President of the Company for cash proceeds of $10,000. The Company considered these securities as “Founders” shares.

On March 26, 2015, the founding shareholder of the Company returned 1,035,000,000 (9,000,000 pre-split) (1) restricted shares of common stock to treasury and the shares were subsequently cancelled by the Company. The shares were returned to treasury for $0.000000009 per share for a total consideration of $10 to the shareholder.

Our sole officer and director provides’ office space at no charge to the Company in Hamburg, Germany.

Nami Shams, the Company’s President, advanced funds and had outstanding balances to FWF Holdings Inc. $12,326 and $2,194 for the years ended January 31, 2015 and January 31, 2014 respectively. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

(1)     On March 26, 2015, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the Company on a basis of 115 new common shares for 1 old common share. The issued and outstanding common stock increased from 1,320,000 to 151,800,000 as of July 31, 2015.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES. Fees paid to Auditors Audit Fees

For the fiscal years ended July 31, 2015 and 2014, we paid approximately $10,000 and $0, respectively, for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

For the fiscal years ended July 31, 2015 and 2014, we paid approximately $0 and $0 respectively, for audit related services.

Tax Fees

For our fiscal years ended July 31, 2015 and 2014, we paid $0 and $0 respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our independent registered public accounting firm for the fiscal years ended January 31, 2015 and 2014.

The SEC requires that before our independent registered public accounting firm is engaged by us to render any auditing or permitted non-audit related service, the engagement be either: (i) approved by our Audit Committee or (ii) entered into pursuant to pre-approval policies and procedures established by the Audit Committee, provided that the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service, and such policies and procedures do not include delegation of the Audit Committee’s responsibilities to management.

We do not have an Audit Committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees paid during 2015 and 2014 were pre-approved by our Board.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Please see the “Exhibit Index,” which is incorporated herein by reference, following the signature page for a list of our exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FWF HOLDINGS INC.

Dated: October 20, 2015	By:	/s/ Nami Shams
Nami Shams
President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 20, 2015	By:	/s/ Nami Shams
Nami Shams
President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

EXHIBIT	INDEX

3.1	Current Report on 8-K filed on May 19, 2015, Material Definitive Agreement.

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934 *

32.1	Certification of Chief Executive Officer Executive Officer under Section 1350 as Adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
____________

* Included in Exhibit 31.1

** Included in Exhibit 32.1

