Form 10-Q
period 2015-10-31
FWF Holdings Inc.
filed 2015-12-14
CIK 1619055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

Commission File Number 333-199583

FWF HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Nevada	47-1405387
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Stiftstr 32, 20099, Hamburg, Germany

(Address of principal executive offices)(Zip Code)

800-873-0694

(Registrant's telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes    ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

As of December 11, 2015, there were 151,800,000 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FWF HOLDINGS INC.

FINANCIAL STATEMENTS

(Unaudited)

October 31, 2015

BALANCE SHEETS	4

STATEMENTS OF OPERATIONS	5

STATEMENTS OF CASH FLOWS	6

NOTES TO FINANCIAL STATEMENTS	7

FWF HOLDINGS, INC.

BALANCE SHEETS

	October 31, 2015 (Unaudited)	July 31, 2015

ASSETS

CURRENT ASSETS
Cash	$54	$454
Accounts receivable	-	-
Inventory	2,410	2,410

TOTAL CURRENT ASSETS	$2,464	$2,864

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,031	$373
Due to related party (Note 5)	28,199	12,326

TOTAL CURRENT LIABILITIES	29,230	12,699

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock (Note 4)
Authorized 250,000,000 shares of common stock, $0.001 par value, Issued and outstanding 151,800,000 shares of common stock (July 31, 2015 – 151,800,000)	151,800	151,800
Additional paid in capital	(132,210)	(132,210)
Accumulated deficit	(46,356)	(29,435)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(26,766)	(9,835)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,464	$2,864

The accompanying notes are an integral part of these financial statements.

FWF HOLDINGS, INC.

STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended October 31, 2015	Three months ended October 31, 2014

REVENUES
Sales	$-	$-
Less: cost of goods	-	-

TOTAL REVENUES	-	-

EXPENSES
Office and general	$11,031	$668
Professional fees	5,900	6,000

TOTAL EXPENSES	(16,931)	(6,668)

NET LOSS	(16,931)	(6,668)

BASIC NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING	151,800,000	1,150,000,000

The accompanying notes are an integral part of these financial statements.

FWF HOLDINGS, INC.

STATEMENT OF CASH FLOWS
(Unaudited)

	Three months ended October 31, 2015	Three months ended October 31, 2014

OPERATING ACTIVITIES
Net loss for the period	$(16,931)	$(6,668)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Inventory	-	-
Increase (decrease) in Accounts payables and accrued liabilities	658	-

NET CASH USED IN OPERATING ACTIVITIES	(16,273)	(6,668)

CASH FLOW FROM INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	-	-
Payment of purchase of common stock	-	-
Proceeds from related parties	15,873	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	15,873	-

NET INCREASE (DECREASE) IN CASH	(400)	(6,668)

CASH, BEGINNING	454	9,990

CASH, ENDING	$54	$3,322

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH FINANCING ACTIVITIES;

Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

FWF HOLDINGS, INC. was incorporated in the State of Nevada as a for-profit Company on July 22, 2014 and established a fiscal year end of July 31. The Company is organized and has entered into the commercial production and distribution of the hot sauce business.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $46,356. As at October 31, 2015, the Company has working capital deficit of $26,766. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of August 31, 2015, the Company has issued 1,150,000,000 founders shares at $0.000008695 per share for net proceeds of $10,000 to the Company; and the founder shareholder returned 1,035,000,000 restricted shares at $0.0000000009 for a cost of $10 to the Company; and issued by way of private placements to 32 individuals 36,800,000 common shares at $0.000261 per share for net proceeds of $9,600 to the Company. On March 26, 2015, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the Company on a basis of 115 new common shares for 1 old common share. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

All references in these financial statements to number of common shares, price per share and weighted average number of shares outstanding prior to the 115:1 forward split have been adjusted to reflect the stock split on a retroactive basis unless otherwise noted.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended July 31, 2015 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended October 31, 2015 are not necessarily indicative of the results that may be expected for the year ending July 31, 2016.

Segmented Reporting

FSAB ASC 280, "Disclosure about Segments of an Enterprise and Related Information", changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services the entity provides, the material countries in which it holds assets and reports revenues and its major customers.

Comprehensive Loss

"Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2015, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Revenue Recognition

Revenue consists of revenue earned for the sale of "Fruit With Fire" hot sauce. Revenue is recognized at the time the product is shipped to the customer. During the period the Company received a purchase order for 42 cases. This sale was not recognized as revenue during the period as the product had not been shipped as of October 31, 2015. The product was shipped on November 20, 2015.

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

Loss per Common Share

The basic earnings (loss) per share is calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") OpinionNo. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at July 31, 2015 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, "Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation". The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after December 15, 2014, and the interim periods therein. However, early adoption is permitted. Accordingly, the Company has adopted this standard as of July 31, 2014.

In August 2014, FASB issued Accounting Standards Update (ASU) No. 201415 Preparation of Financial Statements – Going Concern (Subtopic 20540), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 20530, Presentation of Financial Statements— Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU, however, at the current period; management does not believe that it has met the conditions which would subject these financial statements for additional disclosure. Management has considered all recent accounting pronouncements issued since the last audit of its financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

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

NOTE 3 INVENTORY

As of October 31, 2015 the Company had 161 cases containing 12 bottles per case (1,932 bottles). During the period the Company received a purchase order for 42 cases. This sale was not recognized as revenue during the period as the product had not been shipped as of October 31, 2015.

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

As of October 31, 2015, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of October 31, 2015, the Company has received $28,199. The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to the period between November 1, 2015 and December 1, 2015, the Chief Executive Officer paid $849 in outstanding accounts payables on behalf of the Company. As with prior cash advances due to the related party are unsecured, non-interest bearing and are due on demand.

Subsequent to the period on November 20, 2015 the Company shipped 42 cases of product regarding a sale purchase order received from a customer.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

Comparison of the three months ended October 31, 2015 and October 31, 2014

Revenue

For the three month period ended October 31, 2015 and for the same period in 2014 we had no revenues. Subsequent to the period on November 20, 2015 the Company shipped 42 cases of product regarding a sale purchase order received from a customer.

Operating Expenses

Expenses for the three month period ended October 31, 2015 totaled $16,931 resulting in a Net Loss of $16,931 compared to expenses totaling $6,668 for the three month period ended October 31, 2014. The Net Loss for the three month period ended October 31, 2015 is a result of office and general expenses of $11,031 and professional fees of $5,900. The Net Loss for the three month period ended October 31, 2014 is comprised of office and general expenses of $668 and professional fees of $6,000.

Capital Resources and Liquidity

Our auditors have issued a "going concern" opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have completed the financing from this offering and implemented our plan of operations. With the exception of cash advances from our sole Officer and Director, our only source for cash at this time is investments by others in this offering. We must raise cash to implement our strategy and stay in business.

As of October 31, 2015, we had $54 in cash and $2,410 in inventory as compared to $454 in cash and $2,410 in inventory at July 31, 2014. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of October 31, 2015 the Company's sole officer and director, Mr. Shams has loaned the Company $28,199 and he has indicated that he may be willing to provide a maximum of $40,000, required to maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

We anticipate that we will increase our marketing activities to further sales of our "Fruit With Fire" hot sauce product. We do not foresee the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees.

Off-balance sheet arrangements

Other than the situation described in the section titled Capital Recourses and Liquidity, the company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the company's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the company is a party, under which the company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of October 31, 2015, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended October 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

________________

* Included in Exhibit 31.1

** Included in Exhibit 32.1

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FWF Holdings Inc. (Registrant)

Date: December 14, 2015	By:	/s/ Nami Shams
Nami Shams
President and Director Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

