Form 10-Q
period 2016-01-31
FWF Holdings Inc.
filed 2016-03-22
CIK 1619055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

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

As of March 14, 2016, there were 151,800,000 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FWF HOLDINGS INC.

FINANCIAL STATEMENTS

(Unaudited)

January 31, 2016

BALANCE SHEETS	4

STATEMENTS OF OPERATIONS	5

STATEMENTS OF CASH FLOWS	6

NOTES TO FINANCIAL STATEMENTS	7

FWF HOLDINGS, INC.

BALANCE SHEETS

	January 31, 2016	July 31, 2015
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$49	$454
Accounts receivable	-	-
Inventory	1,631	2,410

TOTAL CURRENT ASSETS	$1,680	$2,864

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,057	$373
Due to related party (Note 5)	32,547	12,326

TOTAL CURRENT LIABILITIES	33,604	12,699

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock (Note 4)
Authorized 250,000,000 shares of common stock, $0.001 par value,
Issued and outstanding 151,800,000 shares of common stock (July 31, 2015 – 151,800,000)	151,800	151,800
Additional paid in capital	(132,210)	(132,210)
Accumulated deficit	(51,514)	(29,425)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(31,924)	(9,835)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,680	$2,864

The accompanying notes are an integral part of these financial statements.

FWF HOLDINGS, INC.

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
REVENUES
Revenue	$1,562	$-	$1,562	$-
Cost of goods	(628)	-	(628)	-

GROSS PROFIT	934	-	934	-

EXPENSES
Office and general	2,592	481	13,623	1,149
Professional fees	3,500	4,500	9,400	10,500

TOTAL EXPENSES	6,092	(4,981)	(23,023)	(11,649)

NET OPERATING LOSS	(5,158)	(4,981)	(22,089)	(11,649)

OTHER INCOME
Other income	-	-	-	-

TOTAL OTHER INCOME	-	-	-	-

NET LOSS	$(5,158)	$(4,981)	$(22,089)	$(11,649)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC	151,800,000	1,150,000,000	151,800,000	1,150,000,000

The accompanying notes are an integral part of these financial statements.

FWF HOLDINGS, INC.

STATEMENT OF CASH FLOWS

(Unaudited)

	Six months ended January 31, 2016	Six months ended January 31, 2015

OPERATING ACTIVITIES
Net loss for the period	$(22,089)	$(11,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Inventory	779	-
Increase (decrease) in Accounts payables and accrued liabilities	684	1,936

NET CASH USED IN OPERATING ACTIVITIES	(20,626)	(9,713)

CASH FLOW FROM INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	-	-
Payment of purchase of common stock	-	-
Proceeds from related parties	20,221	45

NET CASH PROVIDED BY FINANCING ACTIVITIES	20,221	45

NET INCREASE (DECREASE) IN CASH	(405)	(9,668)

CASH, BEGINNING	454	9,990

CASH, ENDING	$49	$322

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH FINANCING ACTIVITIES;

Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

FWF HOLDINGS, INC. was incorporated in the State of Nevada as a for-profit Company on July 22, 2014 and established a fiscal year end of July 31. The Company is organized and has entered into the commercial production and distribution of the hot sauce business.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $51,514. As at January 31, 2016, the Company has working capital deficit of $33,555. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of August 31, 2015, the Company has issued 1,150,000,000 founders shares at $0.000008695 per share for net proceeds of $10,000 to the Company; and the founder shareholder returned 1,035,000,000 restricted shares at $0.0000000009 for a cost of $10 to the Company; and issued by way of private placements to 32 individuals 36,800,000 common shares at $0.000261 per share for net proceeds of $9,600 to the Company. On March 26, 2015, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the Company on a basis of 115 new common shares for 1 old common share. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

All references in these financial statements to number of common shares, price per share and weighted average number of shares outstanding prior to the 115:1 forward split have been adjusted to reflect the stock split on a retroactive basis unless otherwise noted.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended July 31, 2015 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended January 31, 2016 are not necessarily indicative of the results that may be expected for the year ending July 31, 2016.

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

Comprehensive Loss

"Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2016, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC topic 605 "Revenue Recognition, and other applicable revenue recognition guidance under US GAAP. Sales revenue is recognized for our retail and wholesale customers when: (i) persuasive evidence of a sales arrangement exists, (ii) the sales terms are fixed or determinable, (iii) title and risk of loss have transferred, and (iv) collectability is reasonably assured — generally when products are shipped to the customer and services are rendered, except in situations in which title passes upon receipt of the products by the customer. Revenue consists of revenue earned for the sale of "Fruit With Fire" hot sauce and Revenue is recognized at the time the product is shipped to the customer.

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

NOTE 3 – INVENTORY

As of January 31, 2016 the Company had 109 cases containing 12 bottles per case (1,308 bottles). During the period the Company received a purchase order and sold for 42 cases. Also during the period the Company used 10 cases for samples in its marketing efforts.

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

As of January 31, 2016, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of January 31, 2016, the Company has received $32,547. The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

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

Comparison of the three and six months ended January 31, 2016 and January 31, 2015

Revenues

For the three month period ended January 31, 2016 we had $1,562 in revenues and $628 in costs of goods with a gross profit of $934; and for the same period in 2015 we had no revenues.

For the six month period ended January 31, 2016 we had $1,562 in revenues and $628 in costs of goods with a gross profit of $934; and for the same period in 2015 we had no revenues.

Operating Expenses

Expenses for the three month period ended January 31, 2016 totaled $6,092 less $934 in gross profit resulting in a Net Loss of $5,158; compared to expenses totaling $4,981 for the three month period ended January 31, 2015. The Net Loss for the three month period ended January 31, 2016 is a result of office and general expenses of $2,592 and professional fees of $3,500 less $934 in gross profit. The Net Loss for the three month period ended January 31, 2015 is comprised of office and general expenses of $481 and professional fees of $4,500.

Expenses for the six month period ended January 31, 2016 totaled $23,023 less $934 in gross profit resulting in a Net Loss of $22,089; compared to expenses totaling $11,649 for the six month period ended January 31, 2015. The Net Loss for the six month period ended January 31, 2016 is a result of office and general expenses of $13,623 and professional fees of $9,400 less $934 in gross profit. The Net Loss for the three month period ended January 31, 2015 is comprised of office and general expenses of $1,149 and professional fees of $10,500.

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

As of January 31, 2016, we had $49 in cash and $1,631 in inventory as compared to $454 in cash and $2,410 in inventory at July 31, 2015. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of January 31, 2016 the Company's sole officer and director, Mr. Shams has loaned the Company $32,547 and he has indicated that he may be willing to provide a maximum of $40,000, required to maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of January 31, 2016, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended January 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101	XBRL Interactive Data Files

_________________

*	Included in Exhibit 31.1
**	Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FWF Holdings Inc.
(Registrant)

Date: March 22, 2016	By:	/s/ Nami Shams
Nami Shams
President and Director Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

