Form 10-Q
period 2016-04-30
FWF Holdings Inc.
filed 2016-06-14
CIK 1619055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes  ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 14, 2016, there were 151,800,000 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FWF HOLDINGS INC.

FINANCIAL STATEMENTS

(Unaudited)

April 30, 2016

BALANCE SHEETS	4

STATEMENTS OF OPERATIONS	5

STATEMENTS OF CASH FLOWS	6

NOTES TO FINANCIAL STATEMENTS	7

FWF HOLDINGS, INC.

BALANCE SHEETS

	April 30, 2016	July 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$49	$454
Accounts receivable	-	-
Inventory	731	2,410

TOTAL CURRENT ASSETS	$780	$2,864

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$4,133	$373
Due to related party (Note 5)	33,052	12,326

TOTAL CURRENT LIABILITIES	37,185	12,699

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock (Note 4)
Authorized
250,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
151,800,000 shares of common stock (July 31, 2015 – 151,800,000)	151,800	151,800
Additional paid in capital	(132,210)	(132,210)
Accumulated deficit	(55,995)	(29,425)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(36,405)	(9,835)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$780	$2,864

The accompanying notes are an integral part of these financial statements.

FWF HOLDINGS, INC.

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2015	2016	2015
REVENUES
Revenue	$-	$-	$1,562	$-
Cost of goods	-	-	(628)	-

GROSS PROFIT	-	-	934	-

EXPENSES
Office and general	1,981	3,114	15,604	4,263
Professional fees	2,500	4,000	11,900	14,500

TOTAL EXPENSES	(4,481)	(7,114)	(27,504)	(18,763)

NET OPERATING LOSS	(4,481)	(7,114)	(26,570)	(18,763)

OTHER INCOME
Other income	-	-	-	-

TOTAL OTHER INCOME	-	-	-	-

NET LOSS	$(4,481)	$(7,114)	$(26,570)	$(18,763)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -BASIC	151,800,000	130,712,360	151,800,000	120,122,344

The accompanying notes are an integral part of these financial statements.

FWF HOLDINGS, INC.

STATEMENT OF CASH FLOWS

(Unaudited)

	Nine months ended April 30, 2016	Nine months ended April 30, 2015
OPERATING ACTIVITIES
Net loss for the period	$(26,570)	$(18,763)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Inventory	1,679	(2,410)
Increase (decrease) in Accounts payables and accrued liabilities	3,760	3,283

NET CASH USED IN OPERATING ACTIVITIES	(21,131)	(17,890)

CASH FLOW FROM INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	-	9,600
Payment of purchase of common stock	-	(10)
Proceeds from related parties	20,726	5,067

NET CASH PROVIDED BY FINANCING ACTIVITIES	20,726	14,657

NET INCREASE (DECREASE) IN CASH	(405)	(3,233)

CASH, BEGINNING	454	9,990

CASH, ENDING	$49	$6,757

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH FINANCING ACTIVITIES;

Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

FWF HOLDINGS, INC. was incorporated in the State of Nevada as a for-profit Company on July 22, 2014 and established a fiscal year end of July 31. The Company is organized and has entered into the commercial production and distribution of the hot sauce business.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $55,995. As at April 30, 2016, the Company has working capital deficit of $36,405. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of April 30, 2015, the Company has issued 1,150,000,000 founders shares at $0.000008695 per share for net proceeds of $10,000 to the Company; and the founder shareholder returned 1,035,000,000 restricted shares at $0.0000000009 for a cost of $10 to the Company; and issued by way of private placements to 32 individuals 36,800,000 common shares at $0.000261 per share for net proceeds of $9,600 to the Company. On March 26, 2015, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the Company on a basis of 115 new common shares for 1 old common share. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

All references in these financial statements to number of common shares, price per share and weighted average number of shares outstanding prior to the 115:1 forward split have been adjusted to reflect the stock split on a retroactive basis unless otherwise noted.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended July 31, 2015 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended April 30, 2016 are not necessarily indicative of the results that may be expected for the year ending July 31, 2016.

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

Comprehensive Loss

"Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2016, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at April 30, 2016 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

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

NOTE 3 – INVENTORY

As of April 30, 2016 the Company had 49 cases containing 12 bottles per case (588 bottles). During the period the Company received a purchase order and sold for 42 cases. Also during the period the Company used 70 cases for samples in its marketing efforts.

NOTE 4 – COMMERCIAL AGREEMENT

On April 29, 2015, the Board of Directors of FWF Holdings, Inc., a Nevada corporation (the "Company") authorized the execution of that certain commercial agreement (the "Agreement") with Alimentos Kamuk Internacional (Costa Rica) S.A.("AKI"). In accordance with the terms and provisions of the Agreement, the Company has agreed to purchase the hot sauce manufactured by AKI (the "Hot Sauce") with a purchase price (the "Purchase Price") that is subject to a 5%-7% annual price increase based on increased in production costs and raw materials and a potential volume discount starting from 10 pallets of a single product. For the first order, the Purchase Price shall be payable in full in advance and for subsequent orders, the Purchase Price shall be payable 50% in advance and the remaining balance net 30 days. In the event the relationship continues between the Company and AKI and exceeds $100,000 annually, revisions in the payment terms can be negotiated.

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

As of April 30, 2016, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of April 30, 2016, the Company has received $33,052. The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

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

Comparison of the three and nine months ended April 30, 2016 and April 30, 2015

Revenues

For the three month period ended April 30, 2016 we had no revenues; and for the same period in 2015 we had no revenues.

For the nine month period ended April 30, 2016 we had $1,562 in revenues and $628 in costs of goods with a gross profit of $934; and for the same period in 2015 we had no revenues.

Operating Expenses

Expenses for the three month period ended April 30, 2016 totaled $4,481 resulting in a Net Loss of $4,481; compared to expenses totaling $7,114 for the three month period ended April 30, 2015. The Net Loss for the three month period ended April 30, 2016 is a result of office and general expenses of $1,981 and professional fees of $2,500. The Net Loss for the three month period ended April 30, 2015 is comprised of office and general expenses of $3,114 and professional fees of $4,000.

Expenses for the nine month period ended April 30, 2016 totaled $27,504 less $934 in gross profit resulting in a Net Loss of $26,570; compared to expenses totaling $18,763 for the nine month period ended April 30, 2015. The Net Loss for the nine month period ended April 30, 2016 is a result of office and general expenses of $15,604 and professional fees of $11,900 less $934 in gross profit . The Net Loss for the nine month period ended April 30, 2015 is comprised of office and general expenses of $4,263 and professional fees of $14,500.

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

As of April 30, 2016, we had $49 in cash and $731 in inventory as compared to $454 in cash and $2,410 in inventory at July 31, 2015. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of April 30, 2016 the Company's sole officer and director, Mr. Shams has loaned the Company $33,052 and he has indicated that he may be willing to provide a maximum of $40,000, required to maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

FWF Holdings Inc. (Registrant)

Date: June 14, 2016	By:	/s/ Nami Shams
Nami Shams
President and Director Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

