Form 10-K
period 2016-07-31
DOCASA Inc.
filed 2016-10-04
CIK 1619055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________________________

FORM 10-K

___________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number:333-199583

______________________________________________

DOCASA, INC.

(f/k/a FWF Holdings, Inc.)

_______________________________________________

(Exact name of registrant as specified in its charter)

Nevada	47-1405387
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1901 North Roselle Road, Suite 800 Schaumburg, Illinois	60195
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (630) 250-2709

____________________________________________

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 Par Value

(Title of class)

____________________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes   ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Non-Accelerated Filer	☐
Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

On January 31, 2016, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $0, based upon the closing price on that date of the common stock of the registrant on the OTC Bulletin Board system of $0.00 (the Company’s common stock has not traded any of its common stock). For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of October 4, 2016, the registrant had 146,800,000 shares of its common stock, $0.001 par value, outstanding.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our financial statements for DOCASA, Inc. (f/k/a FWF Holdings, Inc.). Such discussion represents only the best present assessment from our Management.

PART I

Item 1. Business.

General Overview

DOCASA, Inc. (the “Company,” “we,” “us,” “our,” or “DOCASA”) was incorporated in the State of Nevada on July 22, 2014, under the name of FWF Holdings, Inc. The Company changed its name on August 4, 2016.  The Company was originally engaged in the business of commercial production and distribution of hot sauce. This business ceased operations prior to July 31, 2016.

On August 4, 2016, the Company filed to change its fiscal year from July 31 to August 31.

On July 8, 2016, the Company experienced a change in control. Atlantik LP (“Atlantik”) acquired a majority of the issued and outstanding common stock of the Company in accordance with stock purchase agreements by and between Atlantik and Nami Shams (“Seller”). On the closing date, July 8, 2016, pursuant to the terms of the Stock Purchase Agreement, Atlantik purchased from the Seller 115,000,000 shares of the Company’s outstanding restricted common stock for $200,000, representing 75.8% of the total issued and outstanding at that time.

Effective September 1, 2016, the Company acquired Department of Coffee and Social Affairs Limited (“DEPT-UK”), a United Kingdom corporation. DEPT-UK was incorporated on August 12, 2009.  The acquisition of 99.8% of DEPT-UK from Stefan Allesch-Taylor (“Allesch-Taylor”) was through a stock exchange whereas the Company is obligated to issue Allesch-Taylor 170,000,000 shares of restricted common stock.  The acquisition required 110,000,000 shares of DOCASA to be issued to Allesch-Taylor, and, at a date to be determined by the Board of Directors, but no later than August 31, 2017, the remaining 60,000,000 shares of DOCASA are to be issued to Allesch-Taylor.

On September 1, 2016, the Company acquired 115,000,000 shares of the Company’s common stock from Atlantik in exchange for a promissory note for $320,000 (the “Stock Acquisition”).

As a result of the acquisition of DEPT-UK and the Stock Acquisition, Stefan Allesch-Taylor, the Chairman of the Company, became the holder of the majority of the issued and outstanding stock of the Company whereas his ownership controls 74.9% of the outstanding common stock of the Company as of September 1, 2016.

For financial reporting purposes, the Share Exchange represents a "reverse merger" rather than a business combination and Private Company is deemed to be the accounting acquirer in the transaction. For the periods subsequent to August 31, 2016, the Share Exchange is being accounted for as a reverse-merger and recapitalization. Private Company is the acquirer for financial reporting purposes and the Public Company (DOCASA, Inc., f/k/a FWF Holdings, Inc.) is the acquired company. Consequently, the assets and liabilities and the operations that will be reflected in the historical financial statements prior to the Share Exchange will be those of the Private Company and will be recorded at the historical cost basis of the Private Company, and the financial statements after completion of the Share Exchange will include the assets and liabilities of the Public Company and the Private Company, and the historical operations of Private Company and operations of both companies from the closing date of the Share Exchange.

We are currently devoting all of our efforts in migrating to the specialty coffee industry, specifically with company-operated stores. The Company will generate revenue through sales at ten existing and five currently under construction, company-operated stores in the United Kingdom. Our objective is to continue to be recognized as one of the upper tier specialty coffee retail operations in our market. Similar to leading operators, we sell our proprietary coffee and related products, and complementary food and snacks.

Our growth plans currently include expansion in certain European countries, the United States, and China. The Company will also pursue commercial agreements in certain countries through strategic licensing agreements.

The Company reports its new business under the following SIC Codes:

SIC Code	Description

5810	Retail - Eating & Drinking Places

5812	Eating Places

Our corporate headquarters are located at 1901 North Roselle Road, Suite 800, Schaumburg, Illinois 60195. The Company’s primary Web site is www.docasainc.com and its operation’s Web site is www.departmentofcoffee.com. These Web sites are not incorporated in this Form 10-K.

Overview

Department of Coffee and Social Affairs Limited is a specialty artisan coffee company that serves premium single origin coffee to the United Kingdom’s discerning coffee drinkers as well as a selection of quality foods and coffee related retail products.  Department of Coffee and Social Affairs served its first coffee in December 2010 and currently serves over 1,000,000 coffees per year.  Department of Coffee and Social Affairs has ten existing and five currently under construction, company-operated stores in the UK, 35 in a nationwide pipeline and is seeking to rapidly grow to become the UK’s first truly nationwide specialty coffee company.

To serve single origin coffee requires a sourcing chain that extends from the farm and workers, to picking and packaging, screening and grading, brokerage, shipping, roasting and - finally - coffee making. By working closely with our suppliers we are able to bring some of the best coffees in the world to our customers.  The grades of coffee we buy can only be produced by farmers who have a passion for their crop and are skilled in agribusiness.

Good quality coffee does not mean you will personally like it. That is why we sample our coffee blindly and judge on flavor clarity and ability to pique our interest.  Because we buy from specific producers, we expect distinct and definable flavors and we want those to be complimentary - or to collide in an interesting way. We encourage our customers to try as many coffees as possible to learn which types of flavour they enjoy.  You will find that there is no such thing as the universal ‘perfect’ coffee. There are flavors that suit certain times, moods, foods and occasions.

The Department of Coffee and Social Affairs brand is an award winning and recognized leader in the UK specialty coffee market.  The plan for the Company is to continue to grow by implementing an aggressive roll out of further shops in London and other UK cities and towns. Department of Coffee and Social Affairs will offer even more consumers access to premium quality coffee.

Less known about Department of Coffee and Social Affairs is the meaning behind the second part of our name ‘Social Affairs’ which refers partly to our customers’ coffee drinking experience, but it also refers to our humanitarian work in the UK and abroad. As an organization, members of our team are both board members and volunteers for a number of national and international charities.

The Industry

In the past five years, the United Kingdom (“UK”) coffee shop market has seen considerable growth the annual size of the market currently exceeding £7.9 billion (approximately US$12.2 billion) in 2015. In the United Kingdom, over 2.2 billion cups of coffee were consumed in 2015, with the independent companies making up 30% of the UK coffee shop market. The UK coffee shop market will continue to grow with the market growing to £15 billion (approximately US$23.1 billion) per annum by 2025 (source: World Coffee Portal, Allegra Strategies Project Café 2016 UK Report).

Customers

Our customer base is widespread with people from various backgrounds frequenting our shops. Due to the growth of the specialty coffee market and the rise of the conscious consumer, are customer base demands a high quality product that is ethically sourced and produced. Coffee is a product that spans every corner of the UK.

The UK Marketplace

The key facts about the UK coffee market are:

•	£7.9 billion market size in 2015

•	Coffee market to exceed £15 billion 2025

•	One the most successful sectors in the UK economy, even seeing growth after the UK Brexit

•	2015 saw a 10% sales growth on the previous year

•	The specialty coffee segment can expect a 13% year-over-year growth, outpacing the total coffee market which is forecasted to see 10% growth to 2020

•	Estimated 20,728 outlets

•	68% of consumers state that quality is more important than convenience when choosing where to buy their coffee

•	61% of consumers would pay more for coffee made with beans from an independent roaster

•	Compared to 2014, daily visits to coffee shops have increased and 16% of coffee shop visitors frequented a coffee shop at least once a day in 2015 compared with 14% in 2014

•	2.2 billion cups of coffee consumed per year in coffee shops

•	The specialty roasted coffee market is c. 5,830 tonnes per annum and it is predicted to reach 10,740 tonnes by 2020

•

Consumers are becoming increasingly knowledgeable about coffee and brewing at home is on the rise, with 7% of consumers now having a range of third wave equipment (V60, Aeropress, Chemex etc.) compared with 2% in 2014

(Data obtained from reports and other information compiled by Allegra Consulting.)

Intellectual Property

Website

We assert common law copyright in the contents of our web sites, www.docasainc.com and www.departmentofcoffee.com, and common law trademark rights in our business name and related product labels. We have not registered for the protection of all of our copyrights, trademarks, patents or designs, although we may do so in the future as we deem necessary to protect our business.

Trademarks

We have registered or filed for registration in Great Britain and Northern Ireland with the Trade Marks Registry for the following copyrights and trademarks: “Department of Coffee and Social Affairs,” “Coffeesmiths,” and “Elixir Espresso.”

Reports to Security Holders

We intend to furnish our shareholders annual reports containing financial statements audited by our independent registered public accounting firm and to make available quarterly reports containing unaudited financial statements for each of the first three quarters of each year. We file Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K with the Securities and Exchange Commission in order to meet our timely and continuous disclosure requirements. We may also file additional documents with the Commission if they become necessary in the course of our company's operations.

The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

Government Regulations

We believe that we are and will continue to be in compliance in all material respects with applicable statutes and the regulations passed in the United States. There are no current orders or directions relating to our company with respect to the foregoing laws and regulations.

Environmental Regulations

We do not believe that we are or will become subject to any environmental laws or regulations of the United States. While our products and business activities do not currently violate any laws, any regulatory changes that impose additional restrictions or requirements on us or on our products or potential customers could adversely affect us by increasing our operating costs or decreasing demand for our products or services, which could have a material adverse effect on our results of operations.

Employees

As of July 31, 2016, we had no employees. With the acquisition on August 1, 2016, we have 70 employees, of which 13 are salaried and 57 are hourly (of which 46 are full time and 11 are part time).

Property

We lease office space in Schaumburg, Illinois, pursuant to a lease that will expire on January 10, 2017. This facility serves as our corporate headquarters. Our operations in the United Kingdom (“UK”) has a UK administrative office and 15 storefronts. Each location has a lease therefore various terms and conditions.

Available Information

All reports of the Company filed with the SEC are available free of charge through the SEC’s website at www.sec.gov. In addition, the public may read and copy materials filed by the Company at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain additional information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease office space in Schaumburg, Illinois, pursuant to a lease that will expire on January 10, 2017. This facility serves as our corporate headquarters. Our operations in the United Kingdom (“UK”) has a UK administrative office and 15 storefronts. Each location has a lease therefore various terms and conditions.

Item 3. Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 7, 2016, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity

Market Information

The Company’s common stock is traded on the OTC Pink under the symbol “DCSA.PK.” The Company’s new symbol was approved on September 30, 2016. Previously, the Company traded under the symbol “FWFH.PK.” As of July 31, 2016, the Company’s common stock was held by 38 shareholders of record, which does not include shareholders whose shares are held in street or nominee name.

The Company’s shares have not commenced trading.

The Company’s transfer agent is VStock Transfer, LLC at 18 Lafayette Place, Woodmere, NY 11598.

Dividend Distributions

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Securities authorized for issuance under equity compensation plans

The Company does not have a stock option plan.

Penny Stock

Our common stock is considered "penny stock" under the rules the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market System, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that:

•	contains a description of the nature and level of risks in the market for penny stocks in both public offerings and secondary trading;
•

contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

•	contains a toll-free telephone number for inquiries on disciplinary actions;
•	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and
•	contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with:

•	bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the marker for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules that require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgement of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

Related Stockholder Matters

None.

Purchase of Equity Securities

None.

Item 6. Selected Financial Data.

As the Company is a “smaller reporting company,” this item is inapplicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our financial statements and summary of selected financial data for DOCASA, Inc. (f/k/a FWF Holdings, Inc.). Such discussion represents only the best present assessment from our Management.

DESCRIPTION OF COMPANY

The Company was a startup company that was incorporated in Nevada on July 22, 2014 and established a fiscal year end of July 31. On August 4, 2016, the Company filed with the State of Nevada to change its fiscal year to August 31.

On July 8, 2016, the Company experienced a change in control. Atlantik LP (“Atlantik”) acquired a majority of the issued and outstanding common stock of the Company in accordance with stock purchase agreements by and between Atlantik and Nami Shams (“Seller”). On the closing date, July 8, 2016, pursuant to the terms of the Stock Purchase Agreement, Atlantik purchased from the Seller 115,000,000 shares of the Company’s outstanding restricted common stock for $200,000, representing 75.8%.

On September 1, 2016, we entered into an acquisition agreement (the “Acquisition Agreement”) with Department of Coffee and Social Affairs Limited, a United Kingdom corporation (“Private Company”), and the Company’s sole officer and director Pankaj Rajani (“Rajani”), being the majority owner of record of the issued share capital of DOCASA, Inc. (f/k/a FWF Holdings, Inc., the “FWFH Stock”). Pursuant to the Acquisition Agreement, the Private Company majority shareholder will receive an aggregate of 170,000,000 shares (84.2%) our common stock (consisting of a new issuance of shares, the “Acquisition Stock”) and we received 99.8% of the Private Company outstanding stock (the “Private Company Stock”). As a result of the exchange of the Private Company Stock for the Acquisition Stock (the “Share Exchange”), DOCASA, Inc. (f/k/a FWF Holdings, Inc.) became our Company whereas the operations of FWF Holdings, Inc. ceased, and there was a change of control of the Company.

Prior to the Share Exchange, we were a company that was originally engaged in the business of commercial production and distribution of hot sauce.

We have had limited operations and have been issued a “going concern” opinion by our auditor, based upon our reliance on the sale of our common stock as the sole source of funds for our future operations.

We are currently devoting substantially all of our efforts as an artisan coffee company that serves premium single origin coffee to London’s discerning coffee drinkers as well as a selection of quality foods.

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-K.

COMPARISON OF THE YEAR ENDED JULY 31, 2016 TO THE YEAR ENDED JULY 31, 2015

Results of Operations

Revenue. For the year ended July 31, 2016, we had $0 of revenue, compared to $0 for the same period in 2015. The Company discontinued its operations as of June 30, 2016.

Operating Expenses:

Direct costs of Revenue. For the year ended July 31, 2016, direct costs of revenue were $0 compared to $0 for the same period in 2015.

General and Administrative Expenses. For the year ended July 31, 2016, general and administrative expenses were $0 compared to $0 for the same period in 2015.

Net Loss. We generated net losses for discontinued operations of $25,034 for the year ended July 31, 2016, compared to $27,221 for the same period in 2015. Both years the primary expenses were administrative.

Liquidity and Capital Resources

General. At July 31, 2016, we had cash and cash equivalents of $0. We have historically met our cash needs through a combination of cash flows from operating activities and proceeds from private placements of our securities and loans. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used cash of $20,676 for the year ended July 31, 2016, and we used cash in operations of $29,258 during the same period in 2015. The principal elements of cash flow from operations for the year ended July 31, 2016, included a net loss of $25,034.

Cash provided by investing activities during the year ended July 31, 2016, was $0 compared to $0 during the same period in 2015.

Cash generated in our financing activities was $20,222 for the year ended July 31, 2016, compared to cash generated of $19,722 during the comparable period in 2015.

As of July 31, 2016, current liabilities exceeded current assets. Current assets decreased from $2,864 at July 31, 2015 to $0 at July 31, 2016, whereas current liabilities increased from $12,699 at July 31, 2015, to $34,869 at July 31, 2016.

	For the years ended
	July 31,
	2016	2015

Cash used in operating activities	$(20,676)	$(29,258)
Cash provided by investing activities	-	-
Cash provided by financing activities	20,222	19,722

Net changes to cash	$(454)	$(9,536)

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had sales of $0 and net losses from discontinued operations of $25,034 for the year ended July 31, 2016, compared to sales of $0 and net losses for discontinued operations of $27,221 for the year ended July 31, 2015. The Company had a working capital deficit, stockholders’ deficit, and accumulated deficit of $34,869, $34,869 and $54,459, respectively, at July 31, 2016. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

Critical Accounting Policies

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include the amortization period for intangible assets, valuation and impairment valuation of intangible assets, depreciable lives of the web site and property and equipment, valuation of warrant and beneficial conversion feature debt discounts, valuation of share-based payments and the valuation allowance on deferred tax assets.

Changes in Accounting Principles. No significant changes in accounting principles were adopted during fiscal 2016 and 2015.

Derivatives. The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for. The result of this accounting treatment is that under certain circumstances the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under this accounting standard are reclassified to liability at the fair value of the instrument on the reclassification date.

Impairment of Long-Lived Assets. The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Fair Value of Financial Instruments and Fair Value Measurements. The Company measures their financial assets and liabilities in accordance with generally accepted accounting principles. For certain of our financial instruments, including cash, accounts payable, accrued expenses escrow liability and short-term loans the carrying amounts approximate fair value due to their short maturities.

We have adopted accounting guidance for financial and non-financial assets and liabilities. The adoption did not have a material impact on our results of operations, financial position or liquidity. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

Revenue Recognition. The Company recognizes revenue for our services in accordance with ASC 605-10, "Revenue Recognition in Financial Statements." Under these guidelines, revenue is recognized on transactions when all of the following exist: persuasive evidence of an arrangement did exist, delivery of service has occurred, the sales price to the buyer is fixed or determinable and collectability is reasonably assured. The Company has one primary revenue streams as follows:

•	Selling of beverage and food products in a retail establishment.

Stock-Based Compensation. The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. The Company accounts for non-employee share-based awards in accordance with ASC Topic 505-50. The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As the Company is a “smaller reporting company,” this item is inapplicable.

Item 8. Financial Statements and Supplementary Data.

DOCASA, Inc.

(f/k/a FWF Holdings, Inc.)

Green & Company, CPAs
A PCAOB Registered Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of:

DOCASA, Inc.

We have audited the accompanying balance sheet of DOCASA, Inc. as of July 31, 2016, and the related statement of operations, stockholders’ deficiency, and cash flows for the year ended July 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The July 31, 2015 financial statements were audited by a predecessor independent registered public accounting firm that issued an unqualified opinion, with a going concern explanatory paragraph on October 20, 2015.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor where we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DOCASA, Inc. for the year ended July 31, 2016, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company reported a net loss of $25,034 in 2016, and used cash for operating activities of $20,676. At July 31, 2016, the Company had a working capital deficit, shareholders’ deficit and accumulated deficit of $34,869, $34,869 and $54,459, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Green & Company CPAs, Inc.

Green & Company CPAs, Inc.

Temple Terrace, Florida

October 3, 2016

10320 N 56th Street, Suite 330	Temple Terrace, FL 33617	813.606.4388

 PLS CPA, A PROFESSIONAL CORPORATION

◆ 4725 MERCURY STREET #210 ◆SAN DIEGO ◆CALIFORNIA 92111 ◆

◆ TELEPHONE (858)722-5953 ◆FAX (858) 761-0341 ◆FAX (858) 764-5480

◆ E-MAIL changgpark@gmail.com ◆

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

DOCASA, Inc. (f/k/a FWF Holdings, Inc.)

We have audited the accompanying balance sheet of DOCASA, Inc. (f/k/a FWF Holdings, Inc. the “Company”) as of July 31, 2015 and the related financial statements of operations, changes in shareholder’s equity(deficit) and cash flows for the year ended July 31, 2015. These financial statements are the responsibility of the Company’s management.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DOCASA, Inc. as of July 31, 2015, and the results of its operation and its cash flows for the year ended July 31, 2015 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 5 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PLS CPA

PLS CPA, A Professional Corp.

October 20, 2015

San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

DOCASA, Inc.
(f/k/a FWF Holdings, Inc.)
Balance Sheets
July 31,

	2016	2015

ASSETS

Current assets
Cash	$-	$454
Inventory	-	2,410
Total current assets	-	2,864

Total assets	$-	$2,864

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Notes payable	$32,547	$-
Accounts payable	2,322	373
Accounts payable to related parties	-	12,326
Total current liabilities	34,869	12,699

Total liabilities	34,869	12,699

Commitments and contingencies

Stockholders' deficit
Common stock, $0.001 par value, 250,000,000 shares authorized, 151,800,000 shares issued, issuable, and outstanding at July 31, 2016 and 2015, respectively	151,800	151,800
Additional paid-in capital	(132,210)	(132,210)
Accumulated deficit	(54,459)	(29,425)
Total stockholders' deficit	(34,869)	(9,835)

Total liabilities and stockholders' deficit	$0	$2,864

See accompanying notes to financial statements.

DOCASA, Inc.
(f/k/a FWF Holdings, Inc.)
Statements of Operations
For the Years Ended July 31,

	2016	2015

Revenue, net	$-	$-

Operating expenses
Direct costs of revenue	-	-
General and administrative	-	-

Operating loss	-	-

Other income (expense)	-	-

Discontinued operations
Loss from discontinued operations	(25,034)	(27,221)
Total discontinued operations	(25,034)	(27,221)

Net loss	$(25,034)	$(27,221)

Net loss per share - basic and diluted - discontinued operations	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	151,800,000	128,106,849

See accompanying notes to financial statements.

DOCASA, Inc.
(f/k/a FWF Holdings, Inc.)
Statement of Shareholders' Deficit
July 31, 2016

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at July 31, 2014	1,150,000,000	$1,150,000	$(1,140,000)	$(2,204)	$7,796
Sale of common stock	36,800,000	36,800	(27,200)		9,600
Common stock returned to treasury	(1,035,000,000)	(1,035,000)	1,034,990	-	(10)
Net loss for discontinued operations for the year ended July 31, 2015				(27,221)	(27,221)

Balance at July 31, 2015	151,800,000	$151,800	$(132,210)	$(29,425)	$(9,835)
Net loss for discontinued operations for the year ended July 31, 2016				(25,034)	(25,034)

Balance at July 31, 2016	151,800,000	$151,800	$(132,210)	$(54,459)	$(34,869)

See accompanying notes to financial statements.

DOCASA, Inc.
(f/k/a FWF Holdings, Inc.)
Statements of Cash Flows
For the Years Ended July 31,

	2016	2015
Cash flows from operating activities:
Net loss	$(25,034)	$(27,221)
Adjustments to reconcile net loss to net cash used in operations:
Gain on forgiveness of debt	-	-
Discontinued operations	2,410	(2,410)
Changes in operating assets and liabilities:
Accounts payable	1,948	373
Net cash used in operating activities	(20,676)	(29,258)

Cash flows from financing activities:
Proceeds from sale of common stock	-	9,600
Purchase of common stock	-	(10)
Proceeds from notes payable to related parties	20,222	-
Proceeds from related parties	-	10,132
Net cash provided by financing activities	20,222	19,722

Net decrease in cash	(454)	(9,536)

Cash at beginning of period	454	9,990

Cash at end of period	$-	$454

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Notes payable to related party sold to third party	$(5,067)	$-
Notes payable purchased	$5,067	$-
Notes payable in discontinued operations forgiven	$6,022	$-

See accompanying notes to financial statements.

DOCASA, Inc.

(f/k/a FWF Holdings, Inc.)

Notes to Financial Statements

July 31, 2016

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

DOCASA, Inc. (the “Company,” “we,” “us,” “our,” or “DOCASA”) was incorporated in the State of Nevada on July 22, 2014, under the name of FWF Holdings, Inc. The Company changed its name on August 4, 2016. The Company was originally engaged in the business of commercial production and distribution of hot sauce. On August 4, 2016, the Company changed its year end from July 31 to August 31.

On July 8, 2016, the Company experienced a change in control. Atlantik LP (“Atlantik”) acquired a majority of the issued and outstanding common stock of the Company in accordance with stock purchase agreements by and between Atlantik and Nami Shams (“Seller”). On the closing date, July 8, 2016, pursuant to the terms of the Stock Purchase Agreement, Atlantik purchased from the Seller 115,000,000 shares of the Company’s outstanding restricted common stock for $200,000, representing 75.8% of the total issued and outstanding at that time.

On September 1, 2016, the Company acquired Department of Coffee and Social Affairs Limited (“DEPT-UK”), a United Kingdom corporation.  DEPT-UK was incorporated on August 12, 2009.  The acquisition of 99.8% of DEPT-UK from Stefan Allesch-Taylor (“Allesch-Taylor”) was through a stock exchange whereas the Company is obligated to issue Allesch-Taylor 170,000,000 shares of restricted common stock.  The acquisition required 110,000,000 shares of DOCASA to be issued to Allesch-Taylor and, at a date to be determined by the Board of Directors, but no later than August 31, 2017, the remaining 60,000,000 shares are to be issued to Allesch-Taylor.  See Notes 3, 9 and 13.

On September 1, 2016, the Company acquired 115,000,000 shares of the Company’s common stock from Atlantik in exchange for a promissory note for $320,000 (the “Stock Acquisition”). As a result of the Stock Acquisition and the subsequent issuance to Allesch-Taylor, Allesch-Taylor, the Chairman of the Company, became the holder of the majority of the issued and outstanding stock of the Company whereas his ownership controls 74.9% of the outstanding common stock of the Company. See Notes 9 and 13.

For financial reporting purposes, the Share Exchange represents a "reverse merger" rather than a business combination and Private Company is deemed to be the accounting acquirer in the transaction. The Share Exchange is being accounted for as a reverse-merger and recapitalization. Private Company is the acquirer for financial reporting purposes and the Public Company (DOCASA, Inc., f/k/a FWF Holdings, Inc.) is the acquired company. Consequently, the assets and liabilities and the operations that will be reflected in the historical financial statements prior to the Share Exchange will be those of the Private Company and will be recorded at the historical cost basis of the Private Company, and the financial statements after completion of the Share Exchange will include the assets and liabilities of the Public Company and the Private Company, and the historical operations of Private Company and operations of both companies from the closing date of the Share Exchange.

Nature of Operations

We are currently devoting all of our efforts in migrating to the specialty coffee industry, specifically with company-operated stores.  The Company will generate revenue through sales at ten existing and five currently under construction, company-operated stores in the United Kingdom.  Our objective is to continue to be recognized as one of the upper tier specialty coffee retail operations.  Similar to leading operators, we sell our proprietary coffee and related products, and complementary food and snacks.

Basis of Presentation

The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include the amortization period for intangible assets, valuation and impairment valuation of intangible assets, allowance for accounts receivable, depreciable lives of the web site, valuation of warrants and beneficial conversion feature debt discounts, valuation of derivatives, and valuation of share-based payments.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Property, Equipment and Depreciation

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets of three years for computer equipment, five years for office furniture and fixtures, and the lesser of the lease term or the useful life of the leased equipment. Leasehold improvements, if any, would be amortized over the lesser of the lease term or the useful life of the improvements. Expenditures for maintenance and repairs along with fixed assets below our capitalization threshold are expensed as incurred.

Accounting for Derivatives

The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for. The result of this accounting treatment is that under certain circumstances the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under this accounting standard are reclassified to liability at the fair value of the instrument on the reclassification date.

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of our financial instruments, including cash, accounts payable, accrued expenses and short term loans the carrying amounts approximate fair value due to their short maturities.

We follow accounting guidance for financial and non-financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

Revenue Recognition

The Company recognizes revenue for our services in accordance with ASC 605-10, "Revenue Recognition in Financial Statements." Under these guidelines, revenue is recognized on transactions when all of the following exist: persuasive evidence of an arrangement did exist, delivery of service has occurred, the sales price to the buyer is fixed or determinable and collectability is reasonably assured. The Company has one primary revenue streams as follows:

•	Sales of specialty coffee and complementary food products.

Stock-Based Compensation

The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company accounts for non-employee share-based awards in accordance with the measurement and recognition provisions ASC Topic 505-50. The Company estimates the fair value of stock options at the grant date by using the Black-Scholes option-pricing model.

Advertising

Advertising is expensed as incurred and is included in loss from operations on the accompanying statement of operations. For the years ended July 31, 2016 and 2015 advertising expense was $1,781 and $0, respectively.

Income Taxes

The Company adopted the provisions of ASC 740-10, “Accounting for Uncertain Income Tax Positions.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of July 31, 2016, tax year 2014 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

The Company adopted ASC 740-10, “Definition of Settlement in FASB Interpretation No. 48,” (“ASC 740-10”), which was issued on May 2, 2007. ASC 740-10 amends FIN 48 to provide guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term “effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement” or “settled” replace the terms “ultimate settlement” or “ultimately settled” when used to describe measurement of a tax position under ASC 740-10. ASC 740-10 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The adoption of ASC 740-10 did not have an impact on the accompanying financial statements.

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings Per Share,” basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not have any operating segments as of July 31, 2016 and 2015.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards and updates as issued. No new standards or updates had any material effect on these audited financial statements. The accounting pronouncements and updates issued subsequent to the date of these audited financial statements that were considered significant by management were evaluated for the potential effect on these audited financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these audited financial statements as presented and does not anticipate the need for any future restatement of these audited financial statements because of the retro-active application of any accounting pronouncements issued subsequent to July 31, 2016 through the date these audited financial statements were issued.

NOTE 2 - INVENTORY

As of July 31, 2016 the Company had 49 cases containing 12 bottles per case (588 bottles). During the period the Company received a purchase order and sold 42 cases. Also during the period, the Company used 70 cases for samples in its marketing efforts. Due to the discontinuation of operations, the remaining cases were disposed and written off.

NOTE 3 - ENTRY INTO A DEFINITIVE AGREEMENT

DOCASA, Inc. (f/k/a FWF Holdings, Inc., the “Public Company,” “we,” “us,” “our”) entered into an acquisition agreement (the “Acquisition Agreement”) with Department of Coffee and Social Affairs Limited (the “Private Company”), a United Kingdom corporation. Prior to the acquisition, Pankaj Rajani, an officer and director of the Public Company, acquired 115,000,000, or 75.8% of the outstanding shares of DOCASA, Inc. (f/k/a FWF Holdings, Inc.), the public company. Stefan Allesch-Taylor, an individual, and the Private Company’s chairman (“Allesch-Taylor,” or “Shareholder”), was the owner of record of 99.8% of the outstanding shares of the Private Company (the “Private Company Stock”). Pursuant to the Acquisition Agreement, upon surrender by the Shareholder and the cancellation by the Private Company of the certificates evidencing the Private Company Stock as registered in the name of the Shareholder, and pursuant to the registration of the Public Company in the register of Shareholder maintained by Private Company as the new holder of the Public Company Stock and the issuance of the certificates evidencing the aforementioned registration of the Private Company Stock in the name of the Public Company, the Public Company will issue 170,000,000 shares (the “New Shares”) of the Company’s common stock to the Shareholder (or his designees), and Allesch-Taylor will cause 99.8% of the shares of the Private Company’s stock that he owns (the “Allesch-Taylor Stock,” together with the New Shares, the “Acquisition Stock”) to be transferred to the Shareholder (or his designees). The Company issued Allesch-Taylor 110,000,000 (constituting 42.0% of the issued and outstanding shares of common stock of the Company) current fully paid and nonassessable shares of the Company’s restricted common stock at the time of the execution of the Agreement. The Company shall issue a second tranche of 60,000,000 (constituting 52.8%, considering the aforementioned 100,000,000 shares, of the issued and outstanding shares of common stock of the Company as of the date of the Agreement) current fully paid and nonassessable shares of the Company’s restricted common stock (the “Deferred Shares”) at a time to be determined by the Company’s Board of Directors, but no later than August 31, 2017. The Deferred Shares are not conditional or contingent on any event or action by any party of the Agreement. As a result of the exchange of the Private Company Stock for the Acquisition Stock (the “Share Exchange”), the Private Company will become a subsidiary of the Public Company. See Notes 1, 9 and 13.

The closing of the Acquisition Agreement was conditioned upon certain, limited customary representations and warranties, as well as the satisfaction or waiver of specified conditions to closing. As the parties satisfied all of the closing conditions, on August 12, 2016, with an effective date of August 1, 2016, we consummated the Share Exchange contemplated by the Acquisition Agreement.

Prior to the execution and delivery of the Acquisition Agreement, our board of directors approved the Share Exchange and the transactions contemplated thereby. Similarly, the board of directors of Private Company approved the Share Exchange. Reference is hereby made regarding the completion of the Share Exchange.

Following the Share Exchange, we have abandoned our prior business plan and we are now pursuing Private Company’s historical businesses and proposed businesses. Private Company is in the business of the specialty coffee industry, specifically with company-operated stores.

The foregoing description of the Acquisition Agreement does not purport to be complete and is qualified in its entirety by the Share Exchange Agreement, a copy of which has been filed on Form 8-K for the date of August 1, 2016 which is incorporated herein by reference.

Accounting Treatment of the Merger

For financial reporting purposes, the Share Exchange represents a “reverse merger” rather than a business combination and Private Company is deemed to be the accounting acquirer in the transaction. The Share Exchange is being accounted for as a reverse-merger and recapitalization. Private Company is the acquirer for financial reporting purposes and the Public Company (DOCASA, Inc., f/k/a FWF Holdings, Inc.) is the acquired company. Consequently, the assets and liabilities and the operations that will be reflected in the historical financial statements prior to the Share Exchange will be those of the Private Company and will be recorded at the historical cost basis of the Private Company, and the financial statements after completion of the Share Exchange will include the assets and liabilities of the Public Company and the Private Company, and the historical operations of Private Company and operations of both companies from the closing date of the Share Exchange.

NOTE 4 - COMMERCIAL AGREEMENT

On April 29, 2015, the Board of Directors of DOCASA authorized the execution of that certain commercial agreement (the "Agreement") with Alimentos Kamuk Internacional (Costa Rica) S.A. ("AKI"). In accordance with the terms and provisions of the Agreement, the Company has agreed to purchase the hot sauce manufactured by AKI (the "Hot Sauce") with a purchase price (the "Purchase Price") that is subject to a 5%-7% annual price increase based on increased in production costs and raw materials and a potential volume discount starting from 10 pallets of a single product. For the first order, the Purchase Price shall be payable in full in advance and for subsequent orders, the Purchase Price shall be payable 50% in advance and the remaining balance net 30 days. In the event the relationship continues between the Company and AKI and exceeds $100,000 annually, revisions in the payment terms can be negotiated.

In further accordance with the terms and provisions of the Agreement: (i) all packaging material design will be the Company's property and will be used by AKI for such products; (ii) AKI shall guarantee a one year shelf life and in the event the shelf life is extended by the Company, the Company will indemnify AKI and be responsible for any damages, claims or returns; (iii) the Company shall supply the artwork for the labels; and (iv) the Company shall cover all expenses associated with customs clearance, taxes or charges incurred during importing of the Hot Sauce. As of June 30, 2016, the Agreement was cancelled.

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses from discontinued operations of $25,034 and used cash in operating activities of $20,676 for the year ended July 31, 2016. The Company had a working capital deficit, stockholders’ deficit and accumulated deficit of $34,869, $34,869 and $54,459, respectively, at July 31, 2016. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 6, 2016, there were no pending or threatened lawsuits.

Lease Commitment

We lease office space in Schaumburg, Illinois, pursuant to a lease that will expire on January 10, 2017. This facility serves as our corporate office.

Future minimum lease payments under leases due to the acquisition of DEPT-UK (see Note 2) are as follows:

2017	$395,233
2018	390,055
2019	387,574
2020	387,574
2021	379,516
Future	969,992
Total	$2,909,944

There are, as of July 31, 2016, 10 leases, of which one is for the U.S. corporate office, one for the UK administrative office, and eight operational leases. Various leases have break out dates prior to expiration.

Rent expense for the years ended July 31, 2016 and 2015 was $0 and $0, respectively.

NOTE 7 - NOTES PAYABLE

On July 31, 2014, the Company executed a promissory note for $2,194 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and non-interest bearing. The imputed interest is deemed immaterial as of July 31, 2016. See Note 8.

On April 30, 2015, the Company executed a promissory note for $5,067 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and non-interest bearing. On July 20, 2016, Arch Investments, LLC acquired this promissory note due to Nami Shams. The imputed interest is deemed immaterial as of July 31, 2016. See Note 8.

On July 31, 2015, the Company executed a promissory note for $5,065 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and non-interest bearing. The imputed interest is deemed immaterial as of July 31, 2016. See Note 8.

On October 31, 2015, the Company executed a promissory note for $15,873 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and non-interest bearing. The imputed interest is deemed immaterial as of July 31, 2016. See Note 8.

On January 31, 2016, the Company executed a promissory note for $4,349 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and non-interest bearing. The imputed interest is deemed immaterial as of July 31, 2016. See Note 8.

On September 1, 2016, the Company acquired the 115,000,000 shares of common stock from Atlantik in exchange for a promissory note for $320,000, which is non-interest bearing and terminates in one year. The principal is payable in two tranches; $20,000 due September 30, 2016 and the remaining $300,000 due August 31, 2017. See Notes 8 and 13.

NOTE 8 - RELATED PARTIES

On July 31, 2014, the Company executed a promissory note for $2,194 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and non-interest bearing. The imputed interest is deemed immaterial as of July 31, 2016. See Note 7.

On April 30, 2015, the Company executed a promissory note for $5,067 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and non-interest bearing. The imputed interest is deemed immaterial as of July 31, 2016. On July 20, 2016, Arch Investments, LLC acquired this promissory note due to Nami Shams. See Note 7.

On July 31, 2015, the Company executed a promissory note for $5,065 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and non-interest bearing. The imputed interest is deemed immaterial as of July 31, 2016. See Note 7.

On October 31, 2015, the Company executed a promissory note for $15,873 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and non-interest bearing. The imputed interest is deemed immaterial as of July 31, 2016. See Note 7.

On January 31, 2016, the Company executed a promissory note for $4,348 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and non-interest bearing. The imputed interest is deemed immaterial as of July 31, 2016. See Note 7.

On June 30, 2016, Nami Shams, a former officer and director of the Company, provided the Company with a Forgiveness of Debt for $6,302 for advances made by Nami Shams to the Company.

On July 8, 2016, the majority shareholder of the Company, Nami Shams, sold 115,000,000 shares of common stock representing 75.8% of the outstanding shares of the Company to Atlantik for a total purchase price of $200,000. See Note 9.

On August 30, 2016, the Company acquired the 115,000,000 shares of common stock from Atlantik in exchange for a promissory note for $320,000. The principal is payable in two tranches; $20,000 due September 30, 2016 and the remaining $300,000 due August 29, 2017. See Note 13.

On September 1, 2016, the Company acquired DEPT-UK (see Notes 3, 9 and 13) and initially issued 110,000,000 shares of common stock as part of the acquisition to Stefan Allesch-Taylor, the Chairman of the Company.

NOTE 9 - STOCKHOLDERS’ EQUITY

Common Stock

The Company was authorized to issue up to 75,000,000 shares of common stock, par value $0.001 per share. On March 26, 2015, the Company increased it’s authorized to 250,000,000 shares of common stock. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

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

On July 8, 2016, the majority shareholder of the Company, Nami Shams, sold 115,000,000 shares of common stock representing 75.8% of the outstanding shares of the Company for a total purchase price of $200,000. See Note 8.

As of July 31, 2016, the Company has not granted any stock options and has not recorded any stock-based compensation.

On September 1, 2016, the Company acquired DEPT-UK (see Notes 3, 8 and 13).  As a condition of the acquisition, 110,000,000 shares of common stock were issued on September 1, 2016.

On September 1, 2016, the Company acquired the 115,000,000 shares of common stock from Atlantik in exchange for a promissory note for $320,000. The acquired shares were cancelled on September 1, 2016. See Notes 8 and 13.

On September 1, 2016, the Company acquired DEPT-UK (see Notes 3, 9 and 13) and initially issued 110,000,000 shares of common stock as part of the acquisition to Stefan Allesch-Taylor, the Chairman of the Company.

NOTE 10 - INCOME TAX

For the fiscal year 2016 and 2015, there was no provision for income taxes and deferred tax assets have been entirely offset by valuation allowances.

As of July 31, 2016 and 2015, the Company has net operating loss carry forwards of $54,459 and $10,005, respectively. The carry forwards expire through the year 2036. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% to loss before taxes), as follows:

	For the Years Ended
	July 31,
	2016	2015

Tax expense (benefit) at the statutory rate	$(8,512)	$(10,005)
State income taxes, net of federal income tax benefit	-	-
Non-deductible items	-	-
Change in valuation allowance	8,512	10,005
Total	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax effect of significant components of the Company’s deferred tax assets and liabilities at July 31, 2016 and 2015, respectively, are as follows:

	July 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforward	$17,746	$9,234
Less: Deferred tax asset valuation allowance	(17,746)	(9,234)
Total net deferred taxes	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

Because of the historical earnings history of the Company, the net deferred tax assets for 2016 were fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $17,746 and $9,234 as of July 31, 2016 and 2015, respectively.

NOTE 11 - DISCONTINUED OPERATIONS

As of July 31, 2016, the Company discontinued operations which is reflected in the statements of income and statements of cash flows. Certain liabilities will remain with the Company. The Company reported a loss of $25,034 and $27,221 for the years ended July 31, 2016 and 2015, respectively.

Reconciliation of the Items Constituting Loss
from Discontinued Operations

	For the Years Ended July 31,
	2016	2015
Revenues	$1,562
Direct costs of revenue	628
General and administrative	32,270	27,221
Gain on forgiveness of debt	6,302
Net Loss	$(25,034)	$(27,221)

NOTE 12 - CONCENTRATIONS

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

The Company places its temporary cash investments with financial institutions insured by the FDIC. No amounts exceeded federally insured limits as of July 31, 2016. There have been no losses in these accounts through July 31, 2016.

Concentration of Supplier

The Company does not rely on any particular suppliers for its services.

Concentration of Intellectual Property

The Company owns or has filed for the trademarks “Department of Coffee and Social Affairs,” “Coffeesmiths,” and “Elixir Espresso” as filed with in Great Britain and Northern Ireland with the Trade Marks Registry.

NOTE 13 - SUBSEQUENT EVENTS

On September 1, 2016, the Company acquired the 115,000,000 shares of common stock from Atlantik in exchange for a promissory note for $320,000, which is non-interest bearing. The principal is payable in two tranches; $20,000 due September 30, 2016 and the remaining $300,000 due August 31, 2017. The 115,000,000 shares were cancelled on September 1, 2016. See Notes 7 and 8.

Completion of Acquisition

DOCASA, Inc. (f/k/a FWF Holdings, Inc.) entered into an acquisition agreement (the “Acquisition Agreement”) with Department of Coffee and Social Affairs Limited (the “Private Company”), a United Kingdom corporation. Prior to the acquisition, Pankaj Rajani, an officer and director of the Public Company, acquired 115,000,000, or 75.8% of the outstanding shares of DOCASA, Inc. (f/k/a FWF Holdings, Inc.), the public company. Stefan Allesch-Taylor, an individual, and the Private Company’s chairman (“Allesch-Taylor,” or “Shareholder”), was the owner of record of 99.8% of the outstanding shares of the Private Company (the “Private Company Stock”). Pursuant to the Acquisition Agreement, upon surrender by the Shareholder and the cancellation by the Private Company of the certificates evidencing the Private Company Stock as registered in the name of the Shareholder, and pursuant to the registration of the Public Company in the register of Shareholder maintained by Private Company as the new holder of the Public Company Stock and the issuance of the certificates evidencing the aforementioned registration of the Private Company Stock in the name of the Public Company, the Public Company will issue 170,000,000 shares (the “New Shares”) of the Company’s common stock to the Shareholder (or his designees), and Allesch-Taylor will cause 99.8% of the shares of the Private Company’s stock that he owns (the “Allesch-Taylor Stock,” together with the New Shares, the “Acquisition Stock”) to be transferred to the Shareholder (or his designees). On September 1, 2016, the Company issued Allesch-Taylor 110,000,000 (after the cancellation of the 115,000,000 shares owned by Atlantik, the 110,000,000 shares issued to Allesch-Taylor constitute 74.9% of the issued and outstanding shares of common stock of the Company) current fully paid and nonassessable shares of the Company’s restricted common stock at the time of the execution of the Agreement. The Company shall issue a second tranche of 60,000,000 (constituting 82.2%, considering the aforementioned 100,000,000 shares, of the issued and outstanding shares of common stock of the Company as of the date of the Agreement) current fully paid and nonassessable shares of the Company’s restricted common stock (the “Deferred Shares”) at a time to be determined by the Company’s Board of Directors, but no later than August 31, 2017. The Deferred Shares are not conditional or contingent on any event or action by any party of the Agreement. As a result of the exchange of the Private Company Stock for the Acquisition Stock (the “Share Exchange”), the Private Company will become a subsidiary of the Public Company. See Note 3.

Also in connection with the Acquisition Agreement: (i) Pankaj Rajani resigned as officer and director of the Company; (ii) Stefan Allesch-Taylor and Matthew Gill were appointed to serve on the Company’s Board of Directors, serving as Chairman and Vice-Chairman, respectively; and (iii) Ashley Lopez was appointed Chief Executive Officer and President and Kazi Shahid was appointed Chief Financial Officer, and David E. Price, Esq. was appointed as Secretary.

The transaction will be accounted for as a reverse acquisition. As such, the future period equity amounts will be retro-actively restated to reflect the equity instruments of the legal acquirer.

Pro-Forma Financial Information

The Company is in the process of auditing fiscal years 2016 and 2015 for the DEPT-UK and will be disclosed in subsequent filing.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

The Company engaged PLS CPA, A Professional Corp. (“PLS”) as our independent accountants for the period ending July 31, 2015. The Board made the decision to engage PLS acting under authority delegated to it and the Board of Directors approved the same. During the year ended July 31, 2015. On August 8, 2016, PLS was dismissed as the Company’s independent accountant. PLS has not issued a report on the financial statements for the years ended July 31, 2016. The period ended July 31, 2015 was audited by PLS and contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting, except that the report contained an explanatory paragraph stating that there was substantial doubt about the Company’s ability to continue as a going concern. Our Board of Directors participated in and approved the decision to change independent accountants. Through the period covered by the financial review of financial statements of the quarterly period May 31, 2016, there have been no disagreements with PLS on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PLS, would have caused them to make reference thereto in their report on the financial statements. Through the interim period August 8, 2016 (the date of dismissal of the former accountant), there have been no disagreements with PLS on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PLS would have caused them to make reference thereto in their report on the financial statements.

On September 1, 2016, the Company engaged Green & Company, CPAs (“Green”) of Tampa, Florida, as its new registered independent public accountant. During the year ended July 31, 2016, and prior to September 1, 2016 (the date of the new engagement), we did not consult with Green regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements by Green, in either case where written or oral advice provided by Green would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

Item 9A. Controls and Procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in rule 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of the CEO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal controls over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records which in reasonable detail accurately and fairly reflect the transactions and disposition of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made in accordance with authorizations of management and directors of the issuer; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In evaluating the effectiveness of the Company’s internal control over financial reporting as of July 31, 2016, management used the criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the criteria established by COSO, management (with the participation of the CEO) identified the following material weaknesses in the Company’s internal control over financial reporting as of July 31, 2016, which arose from the limited number of number of staff at the Company and the inability to achieve proper segregation of duties:

The Company lacked effective controls for ensuring the accuracy of reporting over significant account balances, including the review, approval, and documentation of related transactions and account reconciliations and other complex accounting procedures.

The Company lacked effective controls because their directors are not independent.

As a result of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Security and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

Except as set forth above, there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

The Company’s management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of the control system must reflect that there are resource constraints and that the benefits must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information with respect to persons who are serving as directors and officers of the Company. Each director holds office until the next annual meeting of shareholders or until his successor has been elected and qualified.

Name	Age	Position

Stefan Allesch-Taylor CBE	47	Chairman (1)
Matthew Gill	44	Vice-Chairman (1)
Ashley Lopez	29	Chief Executive Officer and President (1)
Kazi Shahid	43	Chief Financial Officer (1)
Pankaj Rajani	53	Former Director, Chief Executive Officer and Chief Financial Officer (2)
Nami Shams	34	Former Director, Chief Executive Officer and Chief Financial Officer (3)

_________

(1)	Appointed on September 1, 2016.
(2)	Appointed to all positions on July 11, 2016. Resigned from all positions on September 1, 2016.
(3)	Appointed to all positions on July 22, 2014. Resigned from all positions on July 8, 2016.

Biographies of Directors and Officers

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Stefan Allesch-Taylor CBE - Chairman

Mr. Allesch-Taylor has been a London based financier for over 25 years, specializing in startups, business turnarounds and strategy change. He first served as Chairman of a UK public company at the age of 27 and has continued to serve on boards in the UK, USA and Europe as CEO, Chairman or senior non-executive director since that time. He has co-founded and/or served on the boards of companies in the property, industrial, medical, agriculture, technology, sports, retail, hospitality and financial services sectors. Mr. Allesch-Taylor is the Deputy Chairman of Action Hotels PLC, co-founder and Supervisory Board Member of Global Evolution A/S, non-executive director of Clearbrook Capital Partners LLP and the non-executive director of International Stadia Group Ltd. Mr. Allesch-Taylor is authorized and regulated by the UK Financial Conduct Authority. He is authorized and regulated by the Danish Financial Services Authority. Mr. Allesch-Taylor is also approved and authorized as a ‘controller’ of a German deposit-taking bank by the Bundesbank, BaFin and German Deposit Protection Fund. He has co-founded and is the Chairman of several UK and international charities, providing humanitarian aid and the alleviation of poverty for over 1.35 million people in Sub-Saharan Africa and the UK. Mr. Allesch-Taylor was appointed a Commander of the Order of The British Empire in Her Majesty The Queen’s New Year Honours List 2014.

Matthew Gill - Vice Chairman

Mr. Gill has been an executive director and an investor of a number of organizations, both public and private, over the last 15 years in the United States and the United Kingdom. He has worked principally in corporate startups and turnarounds as a strategic advisor in a variety of sectors, including property, technology, food retail and financial services, helping to arrange finance when necessary. He serves as a Director of Pump Aid, an award winning UK charity that has provided clean water to over 1.35 million people in the poorest communities in rural Malawi and Zimbabwe. He is also a Director of The Afri-CAN Charity, an organization that focuses on training, permanent employment and providing free school breakfasts in South Africa and Malawi. Mr. Gill holds a BSc in Business Administration from Coventry University.

Ashley Lopez - Chief Executive Officer and President

Ms. Lopez is a Chicago native who studied in Minnesota and latterly in London. She became a Director of Department of Coffee and Social Affairs in March 2012. After spending a year heading up Human Resources, Ms. Lopez moved to Chief Operating Officer in March 2013 and in January 2015, she was appointed Chief Executive Officer. She is a Founding Member of the Central London Rough Sleepers Committee (“CLRSC”). The CLRSC provides meals and services to the homeless and socially vulnerable in Central London and has served 10,000 meals since its inception. In June 2015, Ms. Lopez joined the Board of Business for Social Progress, a new forum established by UCL's Institute for Global Prosperity, where business leaders discuss how to implement the United Nations Sustainable Development Goals in today’s business world. In January 2016, Ms. Lopez was appointed a Trustee of the award winning water charity Pump Aid, who have provided over 1.35 million of the poorest people in Sub Sahara Africa with clean water. Ms. Lopez holds a BA in Law from Winona State University, an MSc in Law & Finance from Queen Mary University, London and a MA in Management from the University of Westminster, London. In July 2016, she was chosen as the UK business magazine, Management Today’s, top 5 businesswomen in the UK under 35 years old.

Kazi Shahid FCA - Chief Financial Officer

Mr. Shahid has over 20 years’ experience of working in private equity, asset management and investment banking. He began his career at Arthur Anderson and he qualified as chartered accountant (ACA) in April 1999. Mr. Shahid then joined The Capital Markets Company where he worked as a consultant on various projects with financial institutions based in New York, Abu Dhabi, Luxembourg and London. In 2001, he joined Investec Bank where he worked on a number of infrastructure transactions. Mr. Shahid joined Wachovia Bank in 2007 and ran a number of high profile leverage finance transactions. He joined Clearbook Capital Partners LLP in 2008 and most recently he served as CFO/COO, for 5 years, for Clearbrook’s financial services investment company in Luxembourg. Mr. Shahid became an FCA in April 2009 and holds a BA Honours (First Class) in Law and Accounting from Kingston University and is authorized and regulated by the UK Financial Conduct Authority.

There are no family relationships among any of our directors and executive officers.

Our directors are elected at the annual meeting of the shareholders, with vacancies filled by the Board of Directors, and serve until their successors are elected and qualified, or their earlier resignation or removal. Officers are appointed by the board of directors and serve at the discretion of the board of directors or until their earlier resignation or removal. Any action required can be taken at any annual or special meeting of stockholders of the corporation which may be taken without a meeting, without prior notice and without a vote, if consent of consents in writing setting forth the action so taken, shall be signed by the holders of the outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted and shall be delivered to the corporation by delivery to its registered office, its principle place of business, or an officer or agent of the corporation having custody of the book in which the proceedings of meetings are recorded.

Indemnification of Directors and Officers

Nevada Corporation Law allows for the indemnification of officers, directors, and any corporate agents in terms sufficiently broad to indemnify such persons under certain circumstances for liabilities, including reimbursement for expenses, incurred arising under the 1933 Act. The Bylaws of the Company provide that the Company will indemnify its directors and officers to the fullest extent authorized or permitted by law and such right to indemnification will continue as to a person who has ceased to be a director or officer of the Company and will inure to the benefit of his or her heirs, executors and Consultants; provided, however, that, except for proceedings to enforce rights to indemnification, the Company will not be obligated to indemnify any director or officer in connection with a proceeding (or part thereof) initiated by such person unless such proceeding (or part thereof) was authorized by the Board of Directors. The right to indemnification conferred will include the right to be paid by the Company the expenses (including attorney’s fees) incurred in defending any such proceeding in advance of its final disposition.

The Company may, to the extent authorized from time to time by the Board of Directors, provide rights to indemnification and to the advancement of expenses to employees and agents of the Company similar to those conferred to directors and officers of the Company. The rights to indemnification and to the advancement of expenses are subject to the requirements of the 1940 Act to the extent applicable.

Furthermore, the Company may maintain insurance, at its expense, to protect itself and any director, officer, employee or agent of the Company or another company against any expense, liability or loss, whether or not the Company would have the power to indemnify such person against such expense, liability or loss under the Nevada General Corporation Law.

Director Compensation

During the fiscal year ended July 31, 2016 and 2015, we did not have an independent director. Directors that were employees were not paid any fees for their role as director.

Involvement on Certain Material Legal Proceedings During the Last Five Years

No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations.

No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

Directors’ and Officers’ Liability Insurance

DOCASA, Inc. (f/k/a FWF Holdings, Inc.) does not have directors’ and officers’ liability insurance insuring our directors and officers against liability for acts or omissions in their capacities as directors or officers.

Code of Ethics

We intend to adopt a code of ethics that applies to our officers, directors and employees, including our principal executive officer and principal accounting officer, but have not done so to date due to our relatively small size. We intend to adopt a written code of ethics in the near future.

Corporate Governance & Board Independence

Our Board of Directors consists of three directors and has not established a Nominating or Governance Committees as standing committees. The Board does not have an executive committee or any committees performing a similar function. We are not currently listed on a national securities exchange or in an inter-dealer quotation system that has requirements that a majority of the board of directors be independent.

Due to our lack of operations and size, and since we are not currently listed on a national securities exchange, we are not subject to any listing requirements mandating the establishment of any particular committees; all functions of a nominating/governance committee were performed by our whole board of directors. Our board of directors intends to appoint such persons and form such committees as are required to meet the corporate governance requirements imposed by the national securities exchanges as necessary. Our board of directors does not believe that it is necessary to have such committees at the early stage of the company’s development, and our board of directors believes that the functions of such committees can be adequately performed by the members of our board of directors.

We believe that members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date.

Board Leadership Structure and the Board’s Role in Risk Oversight.

The Board of Directors is led by the Chairman who is also the controlling shareholder. The Company has two directors, a Chief Executive Officer and a Chief Financial Officer, both reporting to the Board of Directors. Our structure provides the Company with multiple leaders who represent the Company to our stockholders, regulators, business partners and other stakeholders, among other reasons set forth below.

•

This structure creates efficiency in the preparation of the meeting agendas and related Board materials as the Company’s Chief Executive Officer works directly with those individuals preparing the necessary Board materials and is more connected to the overall daily operations of the Company. Agendas are also prepared with the permitted input of the full Board of Directors allowing for any concerns or risks of any individual director to be discussed as deemed appropriate. The Board believes that the Company has benefited from this structure is in the best interest of the stockholders.

•	The Company believes this structure allows for efficient and effective oversight, given the Company’s relatively small size, its corporate strategy and focus.

The Board of Directors does not have a specific role in risk oversight of the Company. The Chairman, President and Chief Executive Officer and other executive officers and employees of the Company provide the Board of Directors with information regarding the Company’s risks.

Item 11. Executive Compensation.

The table below sets forth, for our last two fiscal years, the compensation earned by Nami Shams, our former director and officer (from July 22, 2014 through July 8, 2016) and Pankaj Rajani, our former director and officer (from July 8, 2016 through August 5, 2016). The Company has not executed any employment agreements with any executive.

						Option
			Deferred			and	All Other
Name and			Compen-		Stock	Warrant	Compen-
Principal Position		Salary	sation	Bonus	Awards	Awards	sation	Total

Pankaj Rajani (1)	2016	$-	$-	$-	$-	$-	$-	$-
Chief Executive Officer,
Chief Financial Officer and Director

Nami Shams (2)	2016	$-	$-	$-	$-	$-	$-	$-
Chief Executive Officer,	2015	$-	$-	$-	$-	$-	$-	$-
Chief Financial Officer and Director
__________

(1)	Mr. Rajani was appointed as CEO, CFO and Director on July 8, 2016. On September 1, 2016, Mr. Rajani resigned from all positions.
(2)	Mr. Shams was appointed as CEO, CFO and Director on July 22, 2014. On July 8, 2016, Mr. Shams resigned from all positions.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of the Company’s common stock (and preferred stock) as of July 31, 2016, for (i) each person or entity who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each executive officer and named officer; (iii) each director; and (iv) all of our officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o 1901 North Roselle Road, Suite 800, Schaumburg, Illinois 60195.

Name of Beneficial Owner	Number of Shares Owned (1)	Percentage Owned (1)

Atlantik LP (2) (3) (4)	115,000,000	75.8%

All officers and directors as a group (1 person)	115,000,000	75.8%

_________

(1)	Applicable percentage of ownership is based on 151,800,000 total shares comprised of our common stock outstanding (as defined below) as of July 31, 2016. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and means voting or investment power with respect to securities. Shares of our common stock issuable upon the exercise of stock options and/or warrants exercisable currently or within 60 days of July 31, 2016 are deemed outstanding and to be beneficially owned by the person holding such option for purposes of computing such person’s percentage ownership, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Atlantik LP is owned by Pankaj Rajani, a director and officer appointed on July 8, 2016. Mr. Rajani resigned from all positions on September 1, 2016.

(3)	Director and officer.

(4)	On September 1, 2016, the Company purchased the 115,000,000 shares of common stock from Atlantik LP. The 115,000,000 shares were cancelled on September 1, 2016.

Note: On September 1, 2016, pursuant to the acquisition of Department of Coffee and Social Affairs Limited, 110,000,000 shares were issued to Stefan Allesch-Taylor.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

None.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined in Section 803A of the NYSE Amex LLC Company Guide. Since the Over the Counter Pink (“OTCPK”) does not have rules regarding director independence, the Board makes its determination as to director independence based on the definition of “independence” as defined under the rules of the New York Stock Exchange (“NYSE”) and American Stock Exchange (“Amex”).

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees billed by our principal independent accountants, PLS CPA, A Professional Corp. for 2015 and interim periods for fiscal year 2016, and Green & Company CPA’s for 2016, for the categories of services indicated.

	Years Ended July 31,
Category	2016	2015
Audit Fees	$12,500	$23,876
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$12,500	$23,876

The Company engaged PLS CPA, A Professional Corp. (“PLS”) as our independent accountants for the period ending July 31, 2015 and the interim periods through May 31, 2016. On August 8, 2016, PLS was dismissed as the Company’s independent accountant. PLS has not issued a report on the financial statements for the year ended July 31, 2016. The year-end July 31, 2015 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting, except that the report contained an explanatory paragraph stating that there was substantial doubt about the Company’s ability to continue as a going concern.

On September 1, 2016 the Company engaged Green & Company, CPAs (“Green”) of Tampa, Florida, as its new registered independent public accountant. During the year ended July 31, 2016, and prior to September 1, 2016 (the date of the new engagement), we did not consult with Green regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements by Green, in either case where written or oral advice provided by Green would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

Audit fees. Consists of fees billed for the audit of our annual financial statements and review of our interim financial information and services that are normally provided by the accountant in connection with year-end and quarter-end statutory and regulatory filings or engagements.

Audit-related fees. Consists of fees billed for services relating to review of other regulatory filings including registration statements, periodic reports and audit related consulting.

Tax fees. Consists of professional services rendered by our principal accountant for tax compliance, tax advice and tax planning.

Other fees. Other services provided by our accountants.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibits

See the Exhibit Index following the signature page of this Registration Statement, which Exhibit Index is incorporated herein by reference.

Number	Description

4.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1, filed on July 22, 2013)
4.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1, filed on July 22, 2013)
10.1	Share Exchange Agreement dated November 6, 2014 (incorporated by reference to our Form 10-Q/A for the period ended December 31, 2014, filed on September 10, 2015)
10.2

Audit for the Period Ended November 6, 2014 of DOCASA, Inc. (f/k/a FWF Holdings, Inc.), the private company (incorporated by reference to our Form 10-Q/A for the period ended December 31, 2014, filed on September 10, 2015)

10.3	Certificate of Amendment, Change of Name (incorporated by reference to our Form 8-K filed on August 16, 2016)
10.4	Certificate of Amendment, Change of Fiscal Year (incorporated by reference to our Form 8-K filed on August 16, 2016)
10.5	Acquisition Agreement between DOCASA, Inc. (f/k/a FWF Holdings, Inc.) and Department of Coffee and Social Affairs Ltd. (incorporated by reference to our Form 8-K filed on September 6, 2016)
23	Consent of PLS CPA, filed herewith.
31.1 (1)

Certification of Principal Executive Officer of DOCASA, Inc. (f/k/a FWF Holdings, Inc.) required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (1)

Certification of Principal Accounting Officer of DOCASA, Inc. (f/k/a FWF Holdings, Inc.) required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (1)	Certification of Principal Executive Officer of DOCASA, Inc. (f/k/a FWF Holdings, Inc.) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
32.2 (1)	Certification of Principal Accounting Officer of DOCASA, Inc. (f/k/a FWF Holdings, Inc.) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
101.INS	XBRL Taxonomy Extension Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________

(1) Filed herewith

Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Ashley Lopez	October 4, 2016
Ashley Lopez, Principal Executive Officer	Date

/s/ Kazi Shahid	October 4, 2016
Kazi Shahid, Principal Financial Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Stefan Allesch-Taylor	October 4, 2016
Stefan Allesch-Taylor CBE, Chairman	Date

/s/ Matthew Gill	October 4, 2016
Matthew Gill, Director	Date

