Form 10-QT
period 2016-08-31
DOCASA Inc.
filed 2016-10-13
CIK 1619055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from August 1, 2016 to August 31, 2016

Commission File Number: 333-190067

DOCASA, INC.
(f/k/a FWF Holdings, Inc.) (Exact name of Registrant as specified in its charter)

Nevada	47-1405387
(State of incorporation)	(IRS Employer ID Number)

1901 North Roselle Road, Suite 800

Schaumburg, Illinois 60195

(630) 250-2709

(Registrant’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 10, 2016 there were 146,800,000 shares of common stock, par value $0.001 per share issued, issuable, and outstanding.

DOCASA, INC.

(f/k/a FWF Holdings, Inc.)

FORM 10-Q

AUGUST 31, 2016

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

DOCASA, Inc.

(f/k/a FWF Holdings, Inc.)

Condensed Balance Sheets

	August 31,	July 31,
	2016	2016
	(unaudited)
ASSETS

Current assets
Cash	$-	$-
Total current assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Notes payable	$32,547	$32,547
Accounts payable	6,043	2,322
Accrued expenses	8,500	-
Total current liabilities	47,090	34,869

Total liabilities	47,090	34,869

Commitments and contingencies

Stockholders' deficit
Common stock, $0.001 par value, 250,000,000 shares authorized, 151,800,000 shares issued, issuable, and oustanding at August 31, 2016 and July 31, 2016, respectively	151,800	151,800
Additional paid-in capital	(132,210)	(132,210)
Accumulated deficit	(66,680)	(54,459)
Total stockholders' deficit	(47,090)	(34,869)

Total liabilities and stockholders' deficit	$-	$-

See accompanying notes to unaudited condensed financial statements.

DOCASA, Inc.

(f/k/a FWF Holdings, Inc.)

Condensed Statements of Operations

For the One Month Ended August 31,

(unaudited)

	2016	2015

Revenue, net	$-	$-

Operating expenses
Direct costs of revenue	-	-
General and administrative	-	-

Operating loss	-	-

Other income (expense)	-	-

Discontinued operations
Loss from discontinued operations	(12,221)	(10,073)
Total discontinued operations	(12,221)	(10,073)
Net loss	$(12,221)	$(10,073)

Net loss per share - basic and diluted - discontinued operations	$(0.00)	$(0.00)
Weighted average number of shares outstanding - basic and diluted	151,800,000	151,800,000

See accompanying notes to unaudited condensed financial statements.

DOCASA, Inc.

(f/k/a FWF Holdings, Inc.)

Condensed Statements of Cash Flows

For the One Month Ended August 31,

(unaudited)

	2016	2015
Cash flows from operating activities:
Net loss	$(12,221)	$(10,073)
Adjustments to reconcile net loss to net cash used in operations:
Changes in operating assets and liabilities:
Accounts payable	3,721	73
Accrued expenses	8,500	-
Net cash used in operating activities	-	(10,000)
Cash flows provided by investing activities
Cash acquired from acquisition	-
Intangible asset acquired	-	-
Net cash provided by investing activities	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	-	-
Purchase of common stock	-	-
Proceeds from notes payable to related parties	-	-
Proceeds from related parties	-	10,000
Net cash provided by financing activities	-	10,000

Net decrease in cash	-	-

Cash at beginning of period	-	454

Cash at end of period	$-	$454

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to unaudited condensed financial statements.

DOCASA, INC.

(f/k/a FWF Holdings, Inc.)

Notes to Condensed Financial Statements

August 31, 2016

(unaudited)

NOTE 1 – NATURE OF BUSINESS, PRESENTATION AND GOING CONCERN

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

On July 8, 2016, the Company experienced a change in control. Atlantik LP (“Atlantik”), a related party, acquired a majority of the issued and outstanding common stock of the Company in accordance with stock purchase agreements by and between Atlantik and Nami Shams (“Seller”). On the closing date, July 8, 2016, pursuant to the terms of the Stock Purchase Agreement, Atlantik purchased from the Seller 115,000,000 shares of the Company’s outstanding restricted common stock for $200,000, representing 75.8% of the total issued and outstanding at that time. See Notes 2, 5, 6 and 10.

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

On September 1, 2016, the Company acquired 115,000,000 shares of the Company’s common stock from Atlantik in exchange for a promissory note for $320,000 (the “Stock Acquisition”). As a result of the Stock Acquisition and the subsequent issuance to Allesch-Taylor, Allesch-Taylor, the Chairman of the Company, became the holder of the majority of the issued and outstanding stock of the Company whereas his ownership controls 74.9% of the outstanding common stock of the Company. See Notes 9 and 10.

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

Basis of Presentation

The accompanying unaudited condensed financial statements of DOCASA, Inc. before the merger have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and done under §240.13(a) of the Securities Act. The results of operations for the interim period ended August 31, 2016 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending August 31, 2017. In the opinion of the Company’s management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company’s Form 10-K for the year ended July 31, 2016, filed on October 4, 2016 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

DOCASA, INC.

(f/k/a FWF Holdings, Inc.)

Notes to Condensed Financial Statements

August 31, 2016

(unaudited)

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

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of our financial instruments, including cash, accounts payable, accrued expenses, deposits received from customers for layaway sales and short term loans the carrying amounts approximate fair value due to their short maturities.

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

DOCASA, INC.

(f/k/a FWF Holdings, Inc.)

Notes to Condensed Financial Statements

August 31, 2016

(unaudited)

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

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not have any operating segments as of August 31, 2016 and 2015.

DOCASA, INC.

(f/k/a FWF Holdings, Inc.)

Notes to Condensed Financial Statements

August 31, 2016

(unaudited)

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards and updates as issued. No new standards or updates had any material effect on these unaudited financial statements. The accounting pronouncements and updates issued subsequent to the date of these audited financial statements that were considered significant by management were evaluated for the potential effect on these audited financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these audited financial statements as presented and does not anticipate the need for any future restatement of these audited financial statements because of the retro-active application of any accounting pronouncements issued subsequent to July 31, 2016 through the date these audited financial statements were issued.

NOTE 2 – ENTRY INTO A DEFINITIVE AGREEMENT

DOCASA, Inc. (f/k/a FWF Holdings, Inc., the “Public Company,” “we,” “us,” “our”) entered into an acquisition agreement (the “Acquisition Agreement”) with Department of Coffee and Social Affairs Limited (the “Private Company”), a United Kingdom corporation. Prior to the acquisition, Pankaj Rajani, an officer and director of the Public Company, through Atlantik, acquired 115,000,000, or 75.8% of the outstanding shares of DOCASA, Inc. (f/k/a FWF Holdings, Inc.), the public company (see Notes 1, 5, 6 and 10). Stefan Allesch-Taylor, an individual, and the Private Company’s chairman (“Allesch-Taylor,” or “Shareholder”), was the owner of record of 99.8% of the outstanding shares of the Private Company (the “Private Company Stock”). Pursuant to the Acquisition Agreement, upon surrender by the Shareholder and the cancellation by the Private Company of the certificates evidencing the Private Company Stock as registered in the name of the Shareholder, and pursuant to the registration of the Public Company in the register of Shareholder maintained by Private Company as the new holder of the Public Company Stock and the issuance of the certificates evidencing the aforementioned registration of the Private Company Stock in the name of the Public Company, the Public Company will issue 170,000,000 shares (the “New Shares”) of the Company’s common stock to the Shareholder (or his designees), and Allesch-Taylor will cause 99.8% of the shares of the Private Company’s stock that he owns (the “Allesch-Taylor Stock,” together with the New Shares, the “Acquisition Stock”) to be transferred to the Shareholder (or his designees). The Company issued Allesch-Taylor 110,000,000 (constituting 44.0% of the issued and outstanding shares of common stock of the Company) current fully paid and nonassessable shares of the Company’s restricted common stock at the time of the execution of the Agreement. The Company shall issue a second tranche of 60,000,000 (constituting 52.8%, considering the aforementioned 100,000,000 shares, of the issued and outstanding shares of common stock of the Company as of the date of the Agreement) current fully paid and nonassessable shares of the Company’s restricted common stock (the “Deferred Shares”) at a time to be determined by the Company’s Board of Directors, but no later than August 31, 2017. The Deferred Shares are not conditional or contingent on any event or action by any party of the Agreement. As a result of the exchange of the Private Company Stock for the Acquisition Stock (the “Share Exchange”), the Private Company will become a subsidiary of the Public Company. See Notes 1, 5, 6 and 10.

The closing of the Acquisition Agreement was conditioned upon certain, limited customary representations and warranties, as well as the satisfaction or waiver of specified conditions to closing. As the parties satisfied all of the closing conditions on September 1, 2016, we consummated the Share Exchange contemplated by the Acquisition Agreement.

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

The foregoing description of the Acquisition Agreement does not purport to be complete and is qualified in its entirety by the Share Exchange Agreement, a copy of which has been filed on Form 8-K for the date of September 1, 2016 which is incorporated herein by reference.

Accounting Treatment of the Merger

For financial reporting purposes, the Share Exchange represents a “reverse merger” rather than a business combination and Private Company is deemed to be the accounting acquirer in the transaction. The Share Exchange is being accounted for as a reverse-merger and recapitalization. Private Company is the acquirer for financial reporting purposes and the Public Company (DOCASA, Inc., f/k/a FWF Holdings, Inc.) is the acquired company. Consequently, the assets and liabilities and the operations that will be reflected in the historical financial statements prior to the Share Exchange will be those of the Private Company and will be recorded at the historical cost basis of the Private Company, and the financial statements after completion of the Share Exchange will include the assets and liabilities of the Public Company and the Private Company, and the historical operations of Private Company and operations of both companies from the closing date of the Share Exchange

 DOCASA, INC.

(f/k/a FWF Holdings, Inc.)

Notes to Condensed Financial Statements

August 31, 2016

(unaudited)

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses from discontinued operations of $12,221 and used cash in operating activities of $0 for the month ended August 31, 2016. The Company had a working capital deficit, stockholders’ deficit and accumulated deficit of $47,090, $47,090 and $66,680, respectively, at August 31, 2016. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – NOTES PAYABLE

On July 31, 2014, the Company executed a promissory note for $2,194 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and non-interest bearing. The imputed interest is deemed immaterial as of August 31, 2016. See Note 5.

On April 30, 2015, the Company executed a promissory note for $5,067 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and non-interest bearing. On July 20, 2016, Arch Investments, LLC acquired this promissory note due to Nami Shams. The imputed interest is deemed immaterial as of August 31, 2016. See Note 5.

On July 31, 2015, the Company executed a promissory note for $5,065 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and non-interest bearing. The imputed interest is deemed immaterial as of August 31, 2016. See Note 5.

On October 31, 2015, the Company executed a promissory note for $15,873 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and non-interest bearing. The imputed interest is deemed immaterial as of August 31, 2016. See Note 5.

On January 31, 2016, the Company executed a promissory note for $4,349 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and non-interest bearing. The imputed interest is deemed immaterial as of August 31, 2016. See Note 5.

On September 1, 2016, the Company acquired the 115,000,000 shares of common stock from Atlantik in exchange for a promissory note for $320,000, which is non-interest bearing and terminates in one year. The principal is payable in two tranches; $20,000 due September 30, 2016 and the remaining $300,000 due August 31, 2017. See Notes 1, 2, 5, 6 and 10.

NOTE 5 – RELATED PARTIES

On July 31, 2014, the Company executed a promissory note for $2,194 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and non-interest bearing. The imputed interest is deemed immaterial as of August 31, 2016. See Note 4.

On April 30, 2015, the Company executed a promissory note for $5,067 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and non-interest bearing. The imputed interest is deemed immaterial as of August 31, 2016. On July 20, 2016, Arch Investments, LLC acquired this promissory note due to Nami Shams. See Note 4.

DOCASA, INC.

(f/k/a FWF Holdings, Inc.)

Notes to Condensed Financial Statements

August 31, 2016

(unaudited)

On July 31, 2015, the Company executed a promissory note for $5,065 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and non-interest bearing. The imputed interest is deemed immaterial as of August 31, 2016. See Note 4.

On October 31, 2015, the Company executed a promissory note for $15,873 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and non-interest bearing. The imputed interest is deemed immaterial as of August 31, 2016. See Note 4.

On January 31, 2016, the Company executed a promissory note for $4,348 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and non-interest bearing. The imputed interest is deemed immaterial as of August 31, 2016. See Note 4.

On June 30, 2016, Nami Shams, a former officer and director of the Company, provided the Company with a Forgiveness of Debt for $6,302 for advances made by Nami Shams to the Company.

On July 8, 2016, the majority shareholder of the Company, Nami Shams, sold 115,000,000 shares of common stock representing 75.8% of the outstanding shares of the Company to Atlantik for a total purchase price of $200,000. See Notes 2 and 6.

On September 1, 2016, the Company acquired the 115,000,000 shares of common stock from Atlantik in exchange for a promissory note for $320,000. The principal is payable in two tranches; $20,000, which was paid on September 30, 2016, and the remaining $300,000 due August 29, 2017. See Notes 1, 2, 4, 6 and 10.

On September 1, 2016, the Company acquired DEPT-UK (see Notes 2, 6 and 10) and initially issued 110,000,000 shares of common stock as part of the acquisition to Stefan Allesch-Taylor, the Chairman of the Company.

NOTE 6 – STOCKHOLDERS’ EQUITY

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

On July 8, 2016, the majority shareholder of the Company, Nami Shams, sold 115,000,000 shares of common stock representing 75.8% of the outstanding shares of the Company for a total purchase price of $200,000. See Note 5.

As of August 31, 2016, the Company has not granted any stock options and has not recorded any stock-based compensation.

On September 1, 2016, the Company acquired DEPT-UK (see Notes 2, 5 and 10). As a condition of the acquisition, 110,000,000 shares of common stock were issued on September 1, 2016.

On September 1, 2016, the Company acquired the 115,000,000 shares of common stock from Atlantik in exchange for a promissory note for $320,000. The acquired shares were cancelled on September 1, 2016. See Notes 1, 2, 5 and 10.

All references in these financial statements to number of common shares, price per share and weighted average number of shares outstanding prior to the 115:1 forward split have been adjusted to reflect the stock split on a retroactive basis unless otherwise noted.

DOCASA, INC.

(f/k/a FWF Holdings, Inc.)

Notes to Condensed Financial Statements

August 31, 2016

(unaudited)

NOTE 7 – DISCONTINUED OPERATIONS

As of August 31, 2016, the Company discontinued operations which is reflected in the statements of income and statements of cash flows. Certain liabilities will remain with the Company. The Company reported a loss of $12,221 and $10,073 for the one month ended August 31, 2016 and 2015, respectively.

Reconciliation of the Items Constituting Loss
from Discontinued Operations

	For the One Month Ended August 31,
	2016	2015
Revenues	$-	$-
Direct costs of revenue	-	-
General and administrative	12,221	10,073
Net Loss	$(12,221)	$(10,073)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of October 10, 2016, there were no pending or threatened lawsuits.

Lease Commitment

We lease office space in Schaumburg, Illinois, pursuant to a lease that will expire on January 10, 2017. This facility serves as our corporate office.

Future minimum lease payments under leases due to the acquisition of DEPT-UK (see Note 2) are as follows:

2017	$395,233
2018	390,055
2019	387,574
2020	387,574
2021	379,516
Future	969,992

Total	$2,909,944

There are, as of August 31, 2016, for DEPT-UK, 10 leases, of which one is for the U.S. corporate office, one for the UK administrative office, and eight operational leases. Various leases have break out dates prior to expiration. See Notes 2 and 10.

Rent expense for the periods ended August 31, 2016 and 2015 was $0 and $0, respectively.

DOCASA, INC.

(f/k/a FWF Holdings, Inc.)

Notes to Condensed Financial Statements

August 31, 2016

(unaudited)

NOTE 9 – CONCENTRATIONS

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

The Company places its temporary cash investments with financial institutions insured by the FDIC. No amounts exceeded federally insured limits as of August 31, 2016. There have been no losses in these accounts through August 31, 2016.

Concentration of Supplier

The Company does not rely on any particular suppliers for its services.

Concentration of Intellectual Property

The Company, after the acquisition of DEPT-UK, owns or has filed for the trademarks “Department of Coffee and Social Affairs,” “Coffeesmiths,” and “Elixir Espresso” as filed with in Great Britain and Northern Ireland with the Trade Marks Registry. See Notes 2 and 10.

NOTE 10 – SUBSEQUENT EVENTS

On September 1, 2016, the Company acquired the 115,000,000 shares of common stock from Atlantik in exchange for a promissory note for $320,000, which is non-interest bearing. The principal is payable in two tranches; $20,000 which was paid on September 30, 2016, and the remaining $300,000 due August 31, 2017. The 115,000,000 shares were cancelled on September 1, 2016. See Notes 2, 4, 5 and 6.

Completion of Acquisition

DOCASA, Inc. (f/k/a FWF Holdings, Inc.) entered into an acquisition agreement (the “Acquisition Agreement”) with Department of Coffee and Social Affairs Limited (the “Private Company”), a United Kingdom corporation. Prior to the acquisition, Pankaj Rajani, an officer and director of the Public Company, acquired 115,000,000, or 75.8% of the outstanding shares of DOCASA, Inc. (f/k/a FWF Holdings, Inc.), the public company. Stefan Allesch-Taylor, an individual, and the Private Company’s chairman (“Allesch-Taylor,” or “Shareholder”), was the owner of record of 99.8% of the outstanding shares of the Private Company (the “Private Company Stock”). Pursuant to the Acquisition Agreement, upon surrender by the Shareholder and the cancellation by the Private Company of the certificates evidencing the Private Company Stock as registered in the name of the Shareholder, and pursuant to the registration of the Public Company in the register of Shareholder maintained by Private Company as the new holder of the Public Company Stock and the issuance of the certificates evidencing the aforementioned registration of the Private Company Stock in the name of the Public Company, the Public Company will issue 170,000,000 shares (the “New Shares”) of the Company’s common stock to the Shareholder (or his designees), and Allesch-Taylor will cause 99.8% of the shares of the Private Company’s stock that he owns (the “Allesch-Taylor Stock,” together with the New Shares, the “Acquisition Stock”) to be transferred to the Shareholder (or his designees). On September 1, 2016, the Company issued Allesch-Taylor 110,000,000 (after the cancellation of the 115,000,000 shares owned by Atlantik, the 110,000,000 shares issued to Allesch-Taylor constitute 74.9% of the issued and outstanding shares of common stock of the Company) current fully paid and nonassessable shares of the Company’s restricted common stock at the time of the execution of the Agreement. The Company shall issue a second tranche of 60,000,000 (constituting 82.2%, considering the aforementioned 100,000,000 shares, of the issued and outstanding shares of common stock of the Company as of the date of the Agreement) current fully paid and nonassessable shares of the Company’s restricted common stock (the “Deferred Shares”) at a time to be determined by the Company’s Board of Directors, but no later than August 31, 2017. The Deferred Shares are not conditional or contingent on any event or action by any party of the Agreement. As a result of the exchange of the Private Company Stock for the Acquisition Stock (the “Share Exchange”), the Private Company will become a subsidiary of the Public Company. See Notes 1, 2, 5 and 6.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

We believe that it is important to communicate our future expectations to our security holders and to the public. This report, therefore, contains statements about future events and expectations which are “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including the statements about our plans, objectives, expectations and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You can expect to identify these statements by forward-looking words such as “may,” “might,” “could,” “would,” ”will,” “anticipate,” “believe,” “plan,” “estimate,” “project,” “expect,” “intend,” “seek” and other similar expressions. Any statement contained in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved.

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended July 31, 2016 and in our subsequent filings with the Securities and Exchange Commission. The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

Company Overview

The Company was a startup company that was incorporated in Nevada on July 22, 2014 and established a fiscal year end of July 31. On August 4, 2016, the Company filed with the State of Nevada to change its fiscal year to August 31.

On July 8, 2016, the Company experienced a change in control. Atlantik LP (“Atlantik”), controlled by a related party, acquired a majority of the issued and outstanding common stock of the Company in accordance with stock purchase agreements by and between Atlantik and Nami Shams (“Seller”). On the closing date, July 8, 2016, pursuant to the terms of the Stock Purchase Agreement, Atlantik purchased from the Seller 115,000,000 shares of the Company’s outstanding restricted common stock for $200,000, representing 75.8%.

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

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-Q.

COMPARISON OF THE ONE MONTH AUGUST 31, 2016 AND 2015

Results of Operations

Revenue. For the one month ended August 31, 2016, we had $0 of revenue, compared to $0 for the same period in 2015. The Company discontinued its operations as of June 30, 2016.

Operating Expenses:

Direct costs of Revenue. For the one month ended August 31, 2016, direct costs of revenue were $0 compared to $0 for the same period in 2015.

General and Administrative Expenses. For the one month ended August 31, 2016, general and administrative expenses were $0 compared to $0 for the same period in 2015.

Net Loss. We generated net losses for discontinued operations of $12,221 for the one month ended August 31, 2016, compared to $10,073 for the same period in 2015. Both years the primary expenses were administrative.

Liquidity and Capital Resources

General. At August 31, 2016, we had cash and cash equivalents of $0. We have historically met our cash needs through a combination of cash flows from operating activities and proceeds from private placements of our securities and loans. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used cash of $0 for the one month ended August 31, 2016, and we used cash in operations of $0 during the same period in 2015. The principal elements of cash flow from operations for the one month ended August 31, 2016, included a net loss of $12,221.

Cash provided by investing activities during the one month ended August 31, 2016, was $0 compared to $0 during the same period in 2015.

Cash generated in our financing activities was $0 for the one month ended August 31, 2016, compared to cash generated of $0 during the comparable period in 2015.

As of August 31, 2016, current liabilities exceeded current assets. Current assets were $0 at July 31, 2016 and $0 at August 31, 2016, whereas current liabilities increased from $34,869 at July 31, 2016, to $47,090 at August 31, 2016.

	For the one month ended
	August 31,
	2016	2015

Cash used in operating activities	$-	$(10,000)
Cash provided by investing activities	-	-
Cash provided by financing activities	-	10,000

Net changes to cash	$-	$-

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had sales of $0 and net losses from discontinued operations of $12,221 for the one month ended August 31, 2016, compared to sales of $0 and net losses for discontinued operations of $10,073 for the one month ended August 31, 2015. The Company had a working capital deficit, stockholders’ deficit, and accumulated deficit of $47,090, $47,090 and $66,680, respectively, at August 31, 2016. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

Off Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Changes in Accounting Principles. No significant changes in accounting principles were adopted during the period ended August 31, 2016.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1, “Summary of Significant Accounting Policies” in our audited financial statements for the year ended July 31, 2016, included in our Annual Report on Form 10-K, as filed on October 4, 2016, for a discussion of our critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to the chief executive and interim chief financial officer to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of such date. The Chief Executive Officer and Chief Financial Officer have determined that the Company continues to have the following deficiencies which represent a material weakness:

1.	The Company intends to appoint additional independent directors;

2.

Lack of in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. With material, complex and non-routine transactions, management has and will continue to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions;

3.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting;

4.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

To remediate our internal control weaknesses, management intends to implement the following measures:

•	The Company will add sufficient number of independent directors to the board and appoint additional member(s) to the Audit Committee.
•	The Company will add sufficient accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.
•	The Company will hire staff technically proficient at applying U.S. GAAP to financial transactions and reporting.
•	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

The additional hiring is contingent upon The Company’s efforts to obtain additional funding through equity or debt and the results of its operations. Management expects to secure funds in the coming fiscal year but provides no assurances that it will be able to do so.

Changes in Internal Control Over Financial Reporting

Except as set forth above, due to the new business plan, we are in the process of finalizing our controls over the new business process.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There are no pending legal proceedings in which we are a party or in which any of our directors, officers or affiliates, any owner of record or beneficiary of more than 5% of any class of our voting securities is a party adverse to us or has a material interest adverse to us. Our property is not the subject of any pending legal proceedings.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Subsequent to August 31, 2016, the following issuances of unregistered securities were made. These securities were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

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

/s/ Ashley Lopez	October 13, 2016
Ashley Lopez, Principal Executive Officer	Date

/s/ Kazi Shahid	October 13, 2016
Kazi Shahid, Principal Financial Officer	Date

