Form 10-K/A
period 2016-07-31
DOCASA Inc.
filed 2016-11-18
CIK 1619055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________________________

FORM 10-K/A

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

As of November 17, 2016, the registrant had 146,800,000 shares of its common stock, $0.001 par value, outstanding.

EXPLANATORY NOTE

On or about October 19 , 2016, Nami Shams , the former CEO of FWF Holdings, Inc. , the operator in our legacy hot sauce business, notified our accounting consultant that our purchase and distribution agreement with Alimentos Kamuk Internacional (Costa Rica) S.A. (“AKI”) had not been terminated as previously disclosed in Note 4 of our financial statements (the “Financial Statements”) included in our Annual Report on Form 10-K for the fiscal year ending July 31, 2016 (the “Annual Report”), and the Company’s remaining 49 cases of hot sauce products had not been disposed of as previously disclosed in Note 2 of the Financial Statements. Accordingly, we are amending the Annual Report to clarify that such agreement has not been terminated, and that we are still engaged in the business of distributing hot sauce products. This Amendment does not reflect any subsequent events occurring after the original filing date of the Annual Report or modify or update in any way disclosures made in the Annual Report except as described above.

2

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

PART I

Item 1. Business.

General Overview

DOCASA, Inc. (the “Company,” “we,” “us,” “our,” or “DOCASA”) was incorporated in the State of Nevada on July 22, 2014, under the name of FWF Holdings, Inc. The Company changed its name on August 4, 2016.  The Company i s engaged in the business of commercial production and distribution of hot sauce with a blend of peppers, fruits, herbs and spices under the brand name “Fruit With Fire.”

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

To add to the line of hot sauce products, the Company has determined to broaden its products and to enter into the coffee industry.  Effective September 1, 2016, the Company acquired Department of Coffee and Social Affairs Limited (“DEPT-UK”), a United Kingdom corporation. DEPT-UK was incorporated on August 12, 2009.  The acquisition of 99.8% of DEPT-UK from Stefan Allesch-Taylor (“Allesch-Taylor”) was through a stock exchange whereas the Company is obligated to issue Allesch-Taylor 170,000,000 shares of restricted common stock.  The acquisition required 110,000,000 shares of DOCASA to be issued to Allesch-Taylor, and, at a date to be determined by the Board of Directors, but no later than August 31, 2017, the remaining 60,000,000 shares of DOCASA are to be issued to Allesch-Taylor.

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

We are currently devoting all of our efforts in migrating to the specialty coffee industry, specifically with company-operated stores, w hile continuing the hot sauce product line. The Company will generate coffee related revenue through sales at ten existing and five currently under construction, company-operated stores in the United Kingdom. Our objective in the coffee industry is to continue to be recognized as one of the upper tier specialty coffee retail operations in our market. Similar to leading operators, we sell our proprietary coffee and related products, and complementary food and snacks.

Our growth plans for the coffee industry currently include expansion in certain European countries, the United States, and China. The Company will also pursue commercial agreements in certain countries through strategic licensing agreements.

The Company reports its business under the following SIC Codes:

SIC Code	Description

5141	Groceries, General Line

5810	Retail - Eating & Drinking Places

5812	Eating Places

Our corporate headquarters are located at 1901 North Roselle Road, Suite 800, Schaumburg, Illinois 60195. The Company’s primary Web site is www.docasainc.com and its operation’s Web site is www.departmentofcoffee.com. These Web sites are not incorporated in this Form 10-K.

Overview

Department of Coffee and Social Affairs Limited is a specialty artisan coffee company that serves premium single origin coffee to the United Kingdom’s discerning coffee drinkers as well as a selection of quality foods and coffee related retail products.  Department of Coffee and Social Affairs served its first coffee in December 2010 and currently serves over 1,000,000 coffees per year.  Department of Coffee and Social Affairs , as of November 17, 2016, has ten existing and five currently under construction, company-operated stores in the UK, 35 in a nationwide pipeline and is seeking to rapidly grow to become the UK’s first truly nationwide specialty coffee company.

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

The Company is also engaged in the business of commercial production and distribution of hot sauce with a blend of peppers, fruits, herbs and spices under the brand name “Fruit With Fire.” The Company has targeted four main customer groups to sell its product. The first group is specialty food stores, the second is wholesale distributors, the third is restaurants and the last customer segment is through a company owned online website. We recently signed an agreement with a third party manufacturer and have placed our initial order of product. We intend to identify and distinguish ourselves by positioning our product at the high end of the market in price, targeting a broad base of consumers.

The Company intends to focus on selling a fruit based hot sauce product in a market segment filled with competition. Our approach is to take our proposed product image up-market because of our uncompromising view of our proposed product. Many low-end sauces are built around a base of vinegar; FWF sauce will be built around fresh peppers, fruit and other natural ingredients. Initially FWF intends to focus its marketing efforts to specialty food stores, through its own website, and attending and eventually becoming an exhibitor at national and regional food shows as the Company’s budget permits.

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

DEPARTMENT OF COFFEE AND SOCIAL AFFAIRS

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

FRUIT WITH FIRE

Commercial Agreement

On April 29, 2015, the Company executed a commercial agreement (the "Agreement") with Alimentos Kamuk Internacional (Costa Rica) S.A. ("AKI"). In accordance with the terms and provisions of the Agreement, the Company has agreed to purchase the hot sauce manufactured by AKI (the "Hot Sauce") with a purchase price (the "Purchase Price") that is subject to a 5%-7% annual price increase based on increased in production costs and raw materials and a potential volume discount starting from 10 pallets of a single product. For the first order, the Purchase Price shall be payable in full in advance and for subsequent orders, the Purchase Price shall be payable 50% in advance and the remaining balance net 30 days. In the event the relationship continues between the Company and AKI and exceeds $100,000 annually, revisions in the payment terms can be negotiated.

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

Trademarks

We have registered or filed for registration in Great Britain and Northern Ireland with the Trade Marks Registry for the following copyrights and trademarks: “Department of Coffee and Social Affairs,” “Coffeesmiths,” and “Elixir Espresso.” We do not currently own any domestic or foreign patents relating to hot sauce.

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

Employees

As of July 31, 2016, we had no employees and one consultant. With the acquisition on  September 1, 2016, we have 70 employees, of which 13 are salaried and 57 are hourly (of which 46 are full time and 11 are part time).

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of September 1, 2016, due to the acquisition of Department of Coffee and Social Affairs Ltd., we lease office space in Schaumburg, Illinois, pursuant to a lease that will expire on January 10, 2017. This facility serves as our corporate headquarters. Our operations in the United Kingdom (“UK”) has a UK administrative office and 15 storefronts. Each location has a lease therefore various terms and conditions.

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

The Company has historically been in the hot sauce product business focused on selling its hot sauce products with a blend of peppers, fruits, herbs and spices under the brand name “Fruit With Fire.”

On July 8, 2016, the Company experienced a change in control. Atlantik LP (“Atlantik”) acquired a majority of the issued and outstanding common stock of the Company in accordance with stock purchase agreements by and between Atlantik and Nami Shams (“Seller”). On the closing date, July 8, 2016, pursuant to the terms of the Stock Purchase Agreement, Atlantik purchased from the Seller 115,000,000 shares of the Company’s outstanding restricted common stock for $200,000, representing 75.8% of the Company’s outstanding common stock.

On September 1, 2016, the Company entered into an acquisition agreement (the “Acquisition Agreement”) with Department of Coffee and Social Affairs Limited, a United Kingdom corporation (“Private Company”), and the Company’s sole officer and director Pankaj Rajani (“Rajani”), being the majority owner of the Company’s stock. Pursuant to the Acquisition Agreement, the Private Company majority shareholder was to receive an aggregate of 170,000,000 shares (84.2%) of the Company’s common stock (consisting of a new issuance of shares, the “Acquisition Stock”), and the Company acquired 99.8% of the Private Company ’s outstanding stock (the “Private Company Stock”). As a result of the exchange of the Private Company Stock for the Acquisition Stock (the “Share Exchange”), the Private Company become the Company’s majority-owned subsidiary, and there was a change of control of the Company.

Prior to the Share Exchange, we were a company that was originally engaged in the business of commercial production and distribution of hot sauce. After the Share Exchange, we are now a company engaged in both the hot sauce business, as well as the artisan coffee business of the Private Company.

We have had limited operations and have been issued a “going concern” opinion by our auditor, based upon our reliance on the sale of our common stock as the sole source of funds for our future operations.

We are currently devoting the majority of our efforts toward our artisan coffee business, focused primarily on serv ing premium single origin coffee to London’s discerning coffee drinkers as well as a selection of quality foods in addition to our legacy hot sauce business operations .

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-K.

COMPARISON OF THE YEAR ENDED JULY 31, 2016 TO THE YEAR ENDED JULY 31, 2015

Results of Operations

Revenue. For the year ended July 31, 2016, we had $1 ,562 of revenue, compared to $0 for the same period in 2015.

Operating Expenses:

Direct costs of Revenue. For the year ended July 31, 2016, direct costs of revenue were $628 compared to $0 for the same period in 2015.

General and Administrative Expenses. For the year ended July 31, 2016, general and administrative expenses were $31 ,539 compared to $27,221 for the same period in 2015.

Net Loss. We generated net losses of $24 ,303 for the year ended July 31, 2016, compared to $27,221 for the same period in 2015. Both years the primary expenses were administrative.

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

Our operating activities used cash of $20,676 for the year ended July 31, 2016, and we used cash in operations of $29,258 during the same period in 2015. The principal elements of cash flow from operations for the year ended July 31, 2016, included a net loss of $24,303.

Cash provided by investing activities during the year ended July 31, 2016, was $0 compared to $0 during the same period in 2015.

Cash generated in our financing activities was $20,222 for the year ended July 31, 2016, compared to cash generated of $19,722 during the comparable period in 2015.

As of July 31, 2016, current liabilities exceeded current assets. Current assets decreased from $2,864 at July 31, 2015 to $ 731 at July 31, 2016, whereas current liabilities increased from $12,699 at July 31, 2015, to $34,869 at July 31, 2016.

	For the years ended
	July 31,
	2016	2015

Cash used in operating activities	$(20,676)	$(29,258)
Cash provided by investing activities	-	-
Cash provided by financing activities	20,222	19,722

Net changes to cash	$(454)	$(9,536)

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had sales of $1,562 and net losses from operations of $24 ,303 for the year ended July 31, 2016, compared to sales of $0 and net losses of $27,221 for the year ended July 31, 2015. The Company had a working capital deficit, stockholders’ deficit, and accumulated deficit of $34,138, $34, 138 and $53, 728, respectively, at July 31, 2016. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

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

The accompanying financial statements have been restated for the correction of a material mis statement in the period ending July 31, 2016, as more fully described in Notes 13.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company reported a net loss of $24, 303 in 2016, and used cash for operating activities of $20,676. At July 31, 2016, the Company had a working capital deficit, shareholders’ deficit and accumulated deficit of $34,138, $34, 138 and $53, 728, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Green & Company CPAs, Inc.

Green & Company CPAs, Inc.

Temple Terrace, Florida

October 3, 2016
November 17, 2016 (Changes in Notes 1, 2 and 4)

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

PLS CPA, A Professional Corp.

October 20, 2015

San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

DOCASA, Inc.
(f/k/a FWF Holdings, Inc.)
Balance Sheets
July 31,

	2016	2015

ASSETS

Current assets
Cash	$-	$454
Inventory	731	2,410
Total current assets	731	2,864

Total assets	$731	$2,864

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Notes payable (includes related party)	$32,547	$-
Accounts payable	2,322	373
Accounts payable to related parties	-	12,326
Total current liabilities	34,869	12,699

Total liabilities	34,869	12,699

Commitments and contingencies

Stockholders' deficit
Common stock, $0.001 par value, 250,000,000 shares authorized, 151,800,000 shares issued, issuable, and outstanding at July 31, 2016 and 2015, respectively	151,800	151,800
Additional paid-in capital	(132,210)	(132,210)
Accumulated deficit	(53,728)	(29,425)
Total stockholders' deficit	(34,138)	(9,835)

Total liabilities and stockholders' deficit	$731	$2,864

See accompanying notes to financial statements.

DOCASA, Inc.
(f/k/a FWF Holdings, Inc.)
Statements of Operations
For the Years Ended July 31,

	2016	2015

Revenue, net	$1,562	$-

Operating expenses
Direct costs of revenue	628	-
General and administrative	31,539	27,221

Operating loss	(3 0,605)	(27,221)

Other income (expense)	6,302	-

Net loss	$(24,303)	$(27,221)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	151,800,000	128,106,849

See accompanying notes to financial statements.

DOCASA, Inc.
(f/k/a FWF Holdings, Inc.)
Statement of Shareholders' Deficit
July 31, 2016

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at July 31, 2014	1,150,000,000	$1,150,000	$(1,140,000)	$(2,204)	$7,796
Sale of common stock	36,800,000	36,800	(27,200)		9,600
Common stock returned to treasury	(1,035,000,000)	(1,035,000)	1,034,990	-	(10)
Net loss for the year ended July 31, 2015				(27,221)	(27,221)

Balance at July 31, 2015	151,800,000	$151,800	$(132,210)	$(29,425)	$(9,835)
Net loss for the year ended July 31, 2016				(24,303)	(24,303)

Balance at July 31, 2016	151,800,000	$151,800	$(132,210)	$(53,728)	$(34,138)

See accompanying notes to financial statements.

DOCASA, Inc.
(f/k/a FWF Holdings, Inc.)
Statements of Cash Flows
For the Years Ended July 31,

	2016	2015
Cash flows from operating activities:
Net loss	$(24,303)	$(27,221)
Changes in operating assets and liabilities:
Inventory	1,679	(2,410)
Accounts payable	1,948	373
Net cash used in operating activities	(20,676)	(29,258)

Cash flows from financing activities:
Proceeds from sale of common stock	-	9,600
Purchase of common stock	-	(10)
Proceeds from notes payable to related parties	20,222	-
Proceeds from related parties	-	10,132
Net cash provided by financing activities	20,222	19,722

Net decrease in cash	(454)	(9,536)

Cash at beginning of period	454	9,990

Cash at end of period	$-	$454

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Notes payable to related party sold to third party	$(5,067)	$-
Non-cash investing and financing activities:
Notes payable purchased	$5,067	$-
Notes payable forgiven	$6,302	$-

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

The Company determined that it would expand its products in the food industry. On September 1, 2016, the Company acquired Department of Coffee and Social Affairs Limited (“DEPT-UK”), a United Kingdom corporation.  DEPT-UK was incorporated on August 12, 2009.  The acquisition of 99.8% of DEPT-UK from Stefan Allesch-Taylor (“Allesch-Taylor”) was through a stock exchange whereas the Company is obligated to issue Allesch-Taylor 170,000,000 shares of restricted common stock.  The acquisition required 110,000,000 shares of DOCASA to be issued to Allesch-Taylor and, at a date to be determined by the Board of Directors, but no later than August 31, 2017, the remaining 60,000,000 shares are to be issued to Allesch-Taylor.  See Notes 3, 9 and 12.

On September 1, 2016, the Company acquired 115,000,000 shares of the Company’s common stock from Atlantik in exchange for a promissory note for $320,000 (the “Stock Acquisition”). As a result of the Stock Acquisition and the subsequent issuance to Allesch-Taylor, Allesch-Taylor, the Chairman of the Company, became the holder of the majority of the issued and outstanding stock of the Company whereas his ownership controls 74.9% of the outstanding common stock of the Company. See Notes 9 and 12.

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

Nature of Operations

We are currently devoting our efforts in migrating to the specialty coffee industry, specifically with company-operated stores.  The Company will generate revenue through sales at ten existing and five currently under construction, company-operated stores in the United Kingdom.  Our objective is to continue to be recognized as one of the upper tier specialty coffee retail operations.  Similar to leading operators, we sell our proprietary coffee and related products, and complementary food and snacks. The Company will continue to market its hot sauce products.

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

Inventory

 Inventory is recorded at the lower of cost or market and the cost of sales are recorded utilizing the first in first out (“FIFO”) method.

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

•	Sales of specialty coffee and complementary food products.
•	Sale of hot sauce products.

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

NOTE 2 - INVENTORY

Inventory is recorded at the lower of cost or market and the cost of sales are recorded utilizing the FIFO method. As of July 31, 2016, the Company had 49 cases containing 12 bottles per case (588 bottles). During the period the Company received a purchase order and sold 42 cases. Also during the period, the Company used 70 cases for samples in its marketing efforts.

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

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses of $24, 303 and used cash in operating activities of $20,676 for the year ended July 31, 2016. The Company had a working capital deficit, stockholders’ deficit and accumulated deficit of $34,138, $34,138 and $53,728, respectively, at July 31, 2016. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

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

As a result of the acquisition on September 1, 2016 (see Note 12), 10 leases, of which one is for the U.S. corporate office, one for the UK administrative office, and eight operational leases. Various leases have break out dates prior to expiration.

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

On September 1, 2016, the Company acquired the 115,000,000 shares of common stock from Atlantik in exchange for a promissory note for $320,000, which is non-interest bearing and terminates in one year. The principal is payable in two tranches; $20,000 due September 30, 2016 and the remaining $300,000 due August 31, 2017. See Notes 8 and 12.

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

On August 30, 2016, the Company acquired the 115,000,000 shares of common stock from Atlantik in exchange for a promissory note for $320,000. The principal is payable in two tranches; $20,000 due September 30, 2016 and the remaining $300,000 due August 29, 2017. See Note 12.

On September 1, 2016, the Company acquired DEPT-UK (see Notes 3, 9 and 12) and initially issued 110,000,000 shares of common stock as part of the acquisition to Stefan Allesch-Taylor, the Chairman of the Company.

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

On September 1, 2016, the Company acquired DEPT-UK (see Notes 3, 8 and 12).   As a condition of the acquisition, 110,000,000 shares of common stock were issued on September 1, 2016.

On September 1, 2016, the Company acquired the 115,000,000 shares of common stock from Atlantik in exchange for a promissory note for $320,000. The acquired shares were cancelled on September 1, 2016. See Notes 8 and 12.

On September 1, 2016, the Company acquired DEPT-UK (see Notes 3, 9 and 12) and initially issued 110,000,000 shares of common stock as part of the acquisition to Stefan Allesch-Taylor, the Chairman of the Company.

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

NOTE 11 - CONCENTRATIONS

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

Concentration of Revenue

In 2016, the Company had one customer for its products.

Concentration of Supplier

The Company does not rely on any particular suppliers for its services.

Concentration of Lender

The Company has one lender, a related party, that makes up its notes payable .

Concentration of Intellectual Property

As a result of the acquisition on September 1, 2016 (see Note 12), the Company owns or has filed for the trademarks “Department of Coffee and Social Affairs,” “Coffeesmiths,” and “Elixir Espresso” as filed with in Great Britain and Northern Ireland with the Trade Marks Registry.

NOTE 12 - SUBSEQUENT EVENTS

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

NOTE 13 – RESTATEMENT

The Company restated its July 31, 2016 financial statements. The Company determined that it did not correctly record, as of July 31, 2016 , the correct status of our purchase and distribution agreement with Alimentos Kamuk Internacional (Costa Rica) S.A. (“AKI”) , which had not been terminated as previously disclosed in Note 4 of our financial statements (the “Financial Statements”) included in our Annual Report on Form 10-K for the fiscal year ending July 31, 2016 (the “Annual Report”), and the Company’s remaining 49 cases of hot sauce products had not been disposed of as previously disclosed in Note 2 of the Financial Statements. Accordingly, we are amending the Annual Report to clarify that such agreement has not been terminated, and that we are still engaged in the business of distributing hot sauce products. Correction of this error had the following effects on the Company’s financial statements as of and for the year ended July 31, 2016:

•	Correction on the amount of inventory of $731,

•	An increase in revenue of $1,562,

•	An increase in direct costs of revenue of $628,

•	A net increase in general and administrative expenses of $31,539,

•	A decrease in loss from discontinued operations of $25,034,

•	An increase in other income (expense) of $6,302,

•	A decrease in net loss of $731, and

•	A decrease in accumulated deficit of $731.

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

/s/ Ashley Lopez	November 18 , 2016
Ashley Lopez, Principal Executive Officer	Date

/s/ Kazi Shahid	November 18 , 2016
Kazi Shahid, Principal Financial Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Stefan Allesch-Taylor	November 18 , 2016
Stefan Allesch-Taylor CBE, Chairman	Date

/s/ Matthew Gill	November 18 , 2016
Matthew Gill, Director	Date

