Form 10-QT/A
period 2016-08-31
DOCASA Inc.
filed 2016-11-18
CIK 1619055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

As of November 17, 2016 there were 146,800,000 shares of common stock, par value $0.001 per share issued, issuable, and outstanding.

EXPLANATORY NOTE

On or about October 19, 2016, Nami Shams, the former CEO of FWF Holdings, Inc., the operator in our legacy hot sauce business, notified our accounting consultant that our purchase and distribution agreement with Alimentos Kamuk Internacional (Costa Rica) S.A. (“AKI”) had not been terminated as previously disclosed in Note 4 of our financial statements (the “Financial Statements”) included in our Annual Report on Form 10-K for the fiscal year ending July 31, 2016 (the “Annual Report”), and the Company’s remaining 49 cases of hot sauce products had not been disposed of as previously disclosed in Note 2 of the Financial Statements. Accordingly, we are amending the Annual Report to clarify that such agreement has not been terminated, and that we are still engaged in the business of distributing hot sauce products. This Amendment does not reflect any subsequent events occurring after the original filing date of the Annual Report or modify or update in any way disclosures made in the Annual Report except as described above.

2

DOCASA, INC.

(f/k/a FWF Holdings, Inc.)

FORM 10-Q/A

AUGUST 31, 2016

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

DOCASA, Inc.

(f/k/a FWF Holdings, Inc.)

Condensed Balance Sheets

	August 31,	July 31,
	2016	2016
	(unaudited)
ASSETS

Current assets
Inventory	$731	$731
Total current assets	731	731

Total assets	$731	$731

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Notes payable	$32,547	$32,547
Accounts payable	6,043	2,322
Accrued expenses	8,500	-
Total current liabilities	47,090	34,869

Total liabilities	47,090	34,869

Commitments and contingencies

Stockholders' deficit
Common stock, $0.001 par value, 250,000,000 shares authorized, 151,800,000 shares issued, issuable, and outstanding at August 31, 2016 and July 31, 2016, respectively	151,800	151,800
Additional paid-in capital	(132,210)	(132,210)
Accumulated deficit	(65,949)	(53,728)
Total stockholders' deficit	(46,359)	(34,138)

Total liabilities and stockholders' deficit	$731	$731

See accompanying notes to unaudited condensed financial statements.

DOCASA, Inc.

(f/k/a FWF Holdings, Inc.)

Condensed Statements of Operations

For the One Month Ended August 31,

(unaudited)

	2016	2015

Revenue, net	$-	$-

Operating expenses
Direct costs of revenue	-	-
General and administrative	12,221	10,073

Operating loss	(12,221)	(10,073)

Other income (expense)	-	-

Net loss	$(12,221)	$(10,073)

Net loss per share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding - basic and diluted	151,800,000	151,800,000

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

Cash flows from financing activities:
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

On July 8, 2016, the Company experienced a change in control. Atlantik LP (“Atlantik”), a related party, acquired a majority of the issued and outstanding common stock of the Company in accordance with stock purchase agreements by and between Atlantik and Nami Shams (“Seller”). On the closing date, July 8, 2016, pursuant to the terms of the Stock Purchase Agreement, Atlantik purchased from the Seller 115,000,000 shares of the Company’s outstanding restricted common stock for $200,000, representing 75.8% of the total issued and outstanding at that time. See Notes 2, 5, 6 and 9.

The Company determined that it would expand its products in the food industry. On September 1, 2016, the Company acquired Department of Coffee and Social Affairs Limited (“DEPT-UK”), a United Kingdom corporation. DEPT-UK was incorporated on August 12, 2009. The acquisition of 99.8% of DEPT-UK from Stefan Allesch-Taylor (“Allesch-Taylor”) was through a stock exchange whereas the Company is obligated to issue Allesch-Taylor 170,000,000 shares of restricted common stock. The acquisition required 110,000,000 shares of DOCASA to be issued to Allesch-Taylor and, at a date to be determined by the Board of Directors, but no later than August 31, 2017, the remaining 60,000,000 shares are to be issued to Allesch-Taylor. See Notes 3 and 13.

On September 1, 2016, the Company acquired 115,000,000 shares of the Company’s common stock from Atlantik in exchange for a promissory note for $320,000 (the “Stock Acquisition”). As a result of the Stock Acquisition and the subsequent issuance to Allesch-Taylor, Allesch-Taylor, the Chairman of the Company, became the holder of the majority of the issued and outstanding stock of the Company whereas his ownership controls 74.9% of the outstanding common stock of the Company. See Note 9.

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

NOTE 2 – ENTRY INTO A DEFINITIVE AGREEMENT

Acquisition of Department of Coffee and Social Affairs Limited

DOCASA, Inc. (f/k/a FWF Holdings, Inc., the “Public Company,” “we,” “us,” “our”) entered into an acquisition agreement (the “Acquisition Agreement”) with Department of Coffee and Social Affairs Limited (the “Private Company”), a United Kingdom corporation. Prior to the acquisition, Pankaj Rajani, an officer and director of the Public Company, through Atlantik, acquired 115,000,000, or 75.8% of the outstanding shares of DOCASA, Inc. (f/k/a FWF Holdings, Inc.), the public company (see Notes 1, 5, 6 and 9 ). Stefan Allesch-Taylor, an individual, and the Private Company’s chairman (“Allesch-Taylor,” or “Shareholder”), was the owner of record of 99.8% of the outstanding shares of the Private Company (the “Private Company Stock”). Pursuant to the Acquisition Agreement, upon surrender by the Shareholder and the cancellation by the Private Company of the certificates evidencing the Private Company Stock as registered in the name of the Shareholder, and pursuant to the registration of the Public Company in the register of Shareholder maintained by Private Company as the new holder of the Public Company Stock and the issuance of the certificates evidencing the aforementioned registration of the Private Company Stock in the name of the Public Company, the Public Company will issue 170,000,000 shares (the “New Shares”) of the Company’s common stock to the Shareholder (or his designees), and Allesch-Taylor will cause 99.8% of the shares of the Private Company’s stock that he owns (the “Allesch-Taylor Stock,” together with the New Shares, the “Acquisition Stock”) to be transferred to the Shareholder (or his designees). The Company issued Allesch-Taylor 110,000,000 (constituting 44.0% of the issued and outstanding shares of common stock of the Company) current fully paid and nonassessable shares of the Company’s restricted common stock at the time of the execution of the Agreement. The Company shall issue a second tranche of 60,000,000 (constituting 52.8%, considering the aforementioned 100,000,000 shares, of the issued and outstanding shares of common stock of the Company as of the date of the Agreement) current fully paid and nonassessable shares of the Company’s restricted common stock (the “Deferred Shares”) at a time to be determined by the Company’s Board of Directors, but no later than August 31, 2017. The Deferred Shares are not conditional or contingent on any event or action by any party of the Agreement. As a result of the exchange of the Private Company Stock for the Acquisition Stock (the “Share Exchange”), the Private Company will become a subsidiary of the Public Company. See Notes 1, 5, 6 and 10 .

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses of $12,221 and used cash in operating activities of $0 for the month ended August 31, 2016. The Company had a working capital deficit, stockholders’ deficit and accumulated deficit of $46,359, $46, 359 and $65,949, respectively, at August 31, 2016. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

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

On September 1, 2016, the Company acquired the 115,000,000 shares of common stock from Atlantik in exchange for a promissory note for $320,000, which is non-interest bearing and terminates in one year. The principal is payable in two tranches; $20,000 due September 30, 2016 and the remaining $300,000 due August 31, 2017. See Notes 1, 2, 5, 6 and 10 .

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

On September 1, 2016, the Company acquired DEPT-UK (see Notes 2, 6 and 9) and initially issued 110,000,000 shares of common stock as part of the acquisition to Stefan Allesch-Taylor, the Chairman of the Company.

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

On September 1, 2016, the Company acquired DEPT-UK (see Notes 2, 5 and 10 ). As a condition of the acquisition, 110,000,000 shares of common stock were issued on September 1, 2016.

On September 1, 2016, the Company acquired the 115,000,000 shares of common stock from Atlantik in exchange for a promissory note for $320,000. The acquired shares were cancelled on September 1, 2016. See Notes 1, 2, 5 and 10 .

All references in these financial statements to number of common shares, price per share and weighted average number of shares outstanding prior to the 115:1 forward split have been adjusted to reflect the stock split on a retroactive basis unless otherwise noted.

NOTE  7 – COMMITMENTS AND CONTINGENCIES

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

As of August 31, 2016, as a result of the acquisition on September 1, 2016 (see Note 10), for DEPT-UK, 10 leases, of which one is for the U.S. corporate office, one for the UK administrative office, and eight operational leases. Various leases have break out dates prior to expiration. See Notes 2 and 10.

Rent expense for the periods ended August 31, 2016 and 2015 was $0 and $0, respectively.

NOTE  8 – CONCENTRATIONS

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

Concentration of Lender

The Company has one lender, a related party, that makes up its notes payable.

Concentration of Intellectual Property

The Company, after the acquisition of DEPT-UK, owns or has filed for the trademarks “Department of Coffee and Social Affairs,” “Coffeesmiths,” and “Elixir Espresso” as filed with in Great Britain and Northern Ireland with the Trade Marks Registry. See Notes 2 and 9.

NOTE 9 – INVENTORY

Inventory is recorded at the lower of cost or market and the cost of sales are recorded utilizing the FIFO method. As of August 31, 2016, the Company had 49 cases containing 12 bottles per case (588 bottles).

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

NOTE 11 – RESTATEMENT

The Company restated its August 31, 2016 financial statements. The Company determined that it did not correctly record, as of August 31, 2016, the correct status of our purchase and distribution agreement with Alimentos Kamuk Internacional (Costa Rica) S.A. (“AKI”), which had not been terminated as previously disclosed in Note 2 of our financial statements (the “Financial Statements”) included in our Transitional Report on Form 10-QT for the period ending August 31, 2016 (the “Transitional Report”), and the Company’s remaining 49 cases of hot sauce products had not been disposed of as previously disclosed in Note 2 of the Financial Statements. Accordingly, we are amending the Transitional Report to clarify that such agreement has not been terminated, and that we are still engaged in the business of distributing hot sauce products. Correction of this error had the following effects on the Company’s financial statements as of and for the period ended August 31, 2016:

•	Correction on the amount of inventory of $731, and

•	A decrease in accumulated deficit of $731.

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

The Company has historically been in the business of hot sauce product business focused on selling its hot sauce products with a blend of peppers, fruits, herbs and spices under the brand name “Fruit With Fire.”

On July 8, 2016, the Company experienced a change in control. Atlantik LP (“Atlantik”), controlled by a related party, acquired a majority of the issued and outstanding common stock of the Company in accordance with stock purchase agreements by and between Atlantik and Nami Shams (“Seller”). On the closing date, July 8, 2016, pursuant to the terms of the Stock Purchase Agreement, Atlantik purchased from the Seller 115,000,000 shares of the Company’s outstanding restricted common stock for $200,000, representing 75.8% of the Company’s outstanding common stock .

On September 1, 2016, the Company entered into an acquisition agreement (the “Acquisition Agreement”) with Department of Coffee and Social Affairs Limited, a United Kingdom corporation (“Private Company”), and the Company’s sole officer and director Pankaj Rajani (“Rajani”), being the majority owner of the Company’s stock . Pursuant to the Acquisition Agreement, the Private Company majority shareholder was to receive an aggregate of 170,000,000 shares (84.2%) of the Company’s common stock (consisting of a new issuance of shares, the “Acquisition Stock”) and the Company acquired 99.8% of the Private Company ’s outstanding stock (the “Private Company Stock”). As a result of the exchange of the Private Company Stock for the Acquisition Stock (the “Share Exchange”), the Private Company became the Company’s majority-owned subsidiary , and there was a change of control of the Company.

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

We are currently devoting the majority of our efforts toward our artisan coffee business, focused primarily on serv ing premium single origin coffee to London’s discerning coffee drinkers as well as a selection of quality foods, in addition to our legacy hot sauce business operations .

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

Net Loss. We generated net losses of $12,221 for the one month ended August 31, 2016, compared to $10,073 for the same period in 2015. Both years the primary expenses were administrative.

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

As of August 31, 2016, current liabilities exceeded current assets. Current assets were $ 731 at July 31, 2016 and $731 at August 31, 2016, whereas current liabilities increased from $34,869 at July 31, 2016, to $47,090 at August 31, 2016.

	For the one month ended
	August 31,
	2016	2015

Cash used in operating activities	$-	$(10,000)
Cash provided by investing activities	-	-
Cash provided by financing activities	-	10,000

Net changes to cash	$-	$-

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had sales of $0 and net losses of $12,221 for the one month ended August 31, 2016, compared to sales of $0 and net losses of $10,073 for the one month ended August 31, 2015. The Company had a working capital deficit, stockholders’ deficit, and accumulated deficit of $46,359, $46, 359 and $65,949, respectively, at August 31, 2016. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

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

Revenue Recognition. The Company recognizes revenue for our services in accordance with ASC 605-10, "Revenue Recognition in Financial Statements." Under these guidelines, revenue is recognized on transactions when all of the following exist: persuasive evidence of an arrangement did exist, delivery of service has occurred, the sales price to the buyer is fixed or determinable and collectability is reasonably assured. The Company has one primary revenue streams as follows:

•	Selling of beverage and food products in a retail establishment.
•	Selling of hot sauce products.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1, “Summary of Significant Accounting Policies” in our audited financial statements for the year ended July 31, 2016, included in our Annual Report on Form 10-K, as filed on October 4, 2016 and amended as filed on November __, 2016 , for a discussion of our critical accounting policies and estimates.

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

/s/ Ashley Lopez	November 18, 2016
Ashley Lopez, Principal Executive Officer	Date

/s/ Kazi Shahid	November 18 , 2016
Kazi Shahid, Principal Financial Officer	Date

