Form 10-Q
period 2016-11-30
DOCASA Inc.
filed 2017-01-24
CIK 1619055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

As of January 20, 2017, there were 147,100,000 shares of common stock, par value $0.001 per share issued, issuable, and outstanding.

DOCASA, INC.

(f/k/a FWF Holdings, Inc.)

FORM 10-Q

NOVEMBER 30, 2016

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

DOCASA, INC.
and Subsidiaries
Consolidated Condensed Balance Sheets

	November 30,	August 31,
	2016	2016
	(unaudited)
ASSETS
Current assets:
Cash	$86,366	$91,137
Accounts receivable, net (includes $130,936 and $288,389 to related parties for November 30, 2016 and August 31, 2016, respectively)	699,014	368,807
Other receivables	-	113,994
Prepaid expenses	149,634	190,249
Inventory	37,665	40,323
Total current assets	972,679	804,510

Fixed assets, net	791,249	674,627
Intangible assets, net	6,921	9,065
Other receivables	37,456	39,540
Investments	1,249	1,318
Deposits	84,473	57,311
Total assets	$1,894,027	$1,586,371

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$32,548	$18,368
Accounts payable	835,884	610,101
Accrued expenses	101,017	95,226
Accounts payable to related parties	26,151	-
Taxes payable	63,822	73,091
Deferred revenue	15,956	6,557
Total current liabilities	1,075,378	803,343

Non-current liabilities:
Notes payable (includes $1,040 and $39,540 to related parties for November 30, 2016 and August 31, 2016, respectively)	291,949	209,797
Other long-term liabilities	16,833	23,168
Total long-term liabilities	308,782	232,965
Total liabilities	1,384,160	1,036,308

Shareholders' equity:
Common stock, $0.001 par value, 250,000,000 shares authorized,
147,100,000 shares issued, issuable, and outstanding at November 30,
2016 and August 31, 2016, respectively	147,100	-
Additional paid-in capital	462,377	-
Class A ordinary shares (25,000,000 shares authorized, £1 par value, 0 and 243,800 shares issued and outstanding as of
November 30, 2016 and August 31, 2016, respectively)	-	389,730
Class B ordinary shares (10,000,000 shares authorized, £1 par value, 0 and 0 shares issued and outstanding as of
November 30, 2016 and August 31, 2016, respectively)	-	-
Preference shares (25,000,000 shares authorized, £1 par
value, 870,826 and 870,826 shares issued and outstanding as of
November 30, 2016 and August 31, 2016, respectively)	1,154,127	1,154,127
Share premium	-	193,540
Accumulated other comprehensive income	145,630	153,187
Minority interest	55	81
Accumulated deficit	(1,399,422)	(1,340,602)
Total shareholders' equity	509,867	550,063
Total liabilities and shareholders' equity	$1,894,027	$1,586,371

See accompanying notes to unaudited consolidated condensed financial statements.

DOCASA, INC.
and Subsidiaries
Consolidated Condensed Statements of Operations
For the Three Months Ended November 30,
(unaudited)

	2016	2015

Revenue, net	$916,625	$1,051,577

Operating expenses
Direct costs of revenue	573,242	652,209
Professional fees	43,620	25,674
Rent	94,243	110,969
Depreciation and amortization	32,503	36,554
Property taxes	47,005	52,735
Other general and administrative expenses	135,844	131,681

Operating income (loss)	(9,832)	41,755

Other income (expense)
Interest expense	(2,448)	(1,426)
Impairment expense	(46,566)	-

Income (loss) before tax and minority interest	(58,846)	40,329
Minority interest income (loss)	26	(81)

Net income (loss)	$(58,820)	$40,248

Foreign currency translation loss	(7,557)	(32,789)

Total comprehensive income (loss)	$(66,377)	$7,459

Net income (loss) per share - basic and diluted	$(0.00)	$0.00

Weighted average number of shares outstanding - basic and diluted	146,800,000	151,800,000

See accompanying notes to unaudited consolidated condensed financial statements.

DOCASA, INC.
and Subsidiaries
Consolidated Condensed Statements of Cash Flows
For the Three Months Ended November 30,
(unaudited)

	2016	2015
Cash flows from operating activities:
Net income (loss)	$(58,820)	$40,248
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and amortization expense	32,503	36,554
Other comprehensive income	(7,557)	(32,789)
Impairment expense	46,566	-
Minority interest gain (loss)	26	(81)
Changes in operating assets and liabilities:
Accounts receivable	(349,647)	(24,632)
Other receivables	107,986	(18,239)
Prepaid expenses	63,051	(14,641)
Inventory	1,264	9,924
Other non-current receivables	-	(1,505)
Deposits	(30,183)	-
Accounts payable	244,065	(21,150)
Accounts payable to related parties	26,151	81,583
Accrued expenses	12,090	65,711
Taxes payable	(5,416)	(46,258)
Deferred revenue	9,745	(2,334)
Other non-current liabilities	(5,114)	(69,556)
Net cash provided by operating activities	86,710	2,835

Cash flows used in investing activities
Fixed assets and intangible assets acquired	(167,292)	(21,561)
Net cash used in investing activities	(167,292)	(21,561)

Cash flows from (used in) financing activities:
Proceeds from notes payable, net of payments	290,908	-
Payments on notes payable	(177,641)	-
Payments on notes payable to related parties	(37,456)	(21,331)
Net cash provided by (used in) financing activities	75,811	(21,331)

Net decrease in cash	(4,771)	(40,057)
Cash at beginning of period	91,137	81,255

Cash at end of period	$86,366	$41,198

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,448	$5,710
Cash paid for taxes	$606	$-

DOCASA, INC.
and Subsidiaries
Consolidated Condensed Statements of Cash Flows
For the Three Months Ended November 30,
(unaudited)

	2016	2015
Non-cash investing and financing activities:
Issuance of note payable for treasury stock	$320,000	$-
Assets and liabilities assumed, net	$46,359	$-
Treasury stock acquired	$(115,000)	$-
Issuance of common stock for acquisition	$110,000	$-
Issuable common stock for contribution	$300	$-
Issuance of preference shares for debt and services	$13,422	$793,301
Payment of debt by third party	$(320,000)	$-

See accompanying notes to unaudited consolidated condensed financial statements.

DOCASA, INC.

(f/k/a FWF Holdings, Inc.)

Notes to Condensed Financial Statements

November 30, 2016

(unaudited)

NOTE 1 – NATURE OF BUSINESS AND PRESENTATION

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

The Company determined that it would expand its products in the food industry. On September 1, 2016, the Company acquired 99.8% of the voting stock of Department of Coffee and Social Affairs Limited (“DEPT-UK”), a United Kingdom corporation. DEPT-UK was incorporated on August 12, 2009. The acquisition of 99.8% of the voting stock of DEPT-UK from Stefan Allesch-Taylor (“Allesch-Taylor”) was pursuant to a stock exchange (the “Share Exchange”), which obligated the Company to issue Allesch-Taylor 170,000,000 shares of restricted common stock—110,000,000 shares initially and 60,000,000 additional shares at a date to be determined by the Company’s Board of Directors, but no later than August 31, 2017. See Notes 3 and 13.

Also on September 1, 2016, the Company acquired 115,000,000 shares of the Company’s common stock from Atlantik in exchange for issuing Atlantik a promissory note for $320,000, which shares were cancelled (the “Stock Cancellation”). As a result of the Stock Cancellation and the initial 110,000,000 share issuance to Allesch-Taylor, Allesch-Taylor, the Chairman of the Company, became the holder of the majority of the issued and outstanding stock of the Company, holding 74.9% of the outstanding common stock of the Company. See Note 9.

DEPT-UK formed a wholly-owned subsidiary, Department of Coffee and Internal Affairs Limited (“DCIA”), on September 11, 2014, as filed with the Registrar of Companies for England and Wales. As of November 30, 2016, DCIA has had no operations or activity.

DEPT-UK formed a wholly-owned subsidiary, The Department of Coffee and Social Affairs Limited, on November 9, 2014, as filed with the Registrar of Companies for England and Wales. On February 28, 2014, the name was changed to DOCASA Limited. On May 1, 2015, the name was changed to Eat Sleep Juice Repeat Limited. As of November 30, 2016, this subsidiary has had no operations or activity.

For financial reporting purposes, the Share Exchange transaction represents a "reverse merger" rather than a business combination and DEPT-UK is deemed to be the accounting acquirer in the transaction. The Share Exchange transaction is being accounted for as a reverse-merger and recapitalization. DEPT-UK is the acquirer for financial reporting purposes, and the Company (DOCASA, Inc., f/k/a FWF Holdings, Inc., the public company) is being treated as the acquired company. Consequently, the assets and liabilities and the operations that will be reflected in the historical financial statements prior to the Share Exchange will be those of the Private Company and will be recorded at the historical cost basis of the Private Company, and the financial statements after completion of the Share Exchange will include the assets and liabilities of the Public Company and the Private Company, and the historical operations of Private Company and operations of both companies from the closing date of the Share Exchange.

Nature of Operations

We are currently devoting our efforts to migrating to the specialty coffee industry, specifically with company-operated stores. The Company will generate revenue through sales at eleven existing company-operated coffee shop locations in the UK, with five more locations under construction. Our objective is to continue to be recognized as one of the upper tier specialty coffee retail operations. Similar to leading operators, we sell our proprietary coffee and related products, and complementary food and snacks. The Company will continue to market its hot sauce products.

Basis of Presentation

The accompanying unaudited condensed financial statements of DOCASA, Inc. have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and done under §240.13(a) of the Securities Act. The results of operations for the interim period ended November 30, 2016 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending August 31, 2017. In the opinion of the Company’s management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company’s Form 10-K for the year ended July 31, 2016, filed on October 4, 2016 and Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Form 8-K/A filed on December 5, 2016 which includes the audited financial statements of the subsidiary, Department of Coffee and Social Affairs Limited and its audited financial statements for the year ended August 31, 2016 and 2015 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

DOCASA, INC.

(f/k/a FWF Holdings, Inc.)

Notes to Condensed Financial Statements

November 30, 2016

(unaudited)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include the amortization period for intangible assets, valuation and impairment valuation of intangible assets, allowance for accounts receivable, depreciable lives of the web site and fixed assets, and valuation of share-based payments.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable

Accounts receivable consisted of amounts due from customers primarily for management fees. The Company considered accounts more than 30 days old to be past due. The Company used the allowance method for recognizing bad debts. When an account was deemed uncollectible, it was written off against the allowance. The Company generally does not require collateral for its accounts receivable. Management deems all accounts receivable to be collectible at November 30, 2016. Management has recorded an allowance for doubtful accounts.

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

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of our financial instruments, including cash, accounts payable, accrued expenses, and short term loans the carrying amounts approximate fair value due to their short maturities.

DOCASA, INC.

(f/k/a FWF Holdings, Inc.)

Notes to Condensed Financial Statements

November 30, 2016

(unaudited)

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

Revenue Recognition

The Company recognizes revenue for our services in accordance with ASC 605-10, "Revenue Recognition in Financial Statements." Under these guidelines, revenue is recognized on transactions when all of the following exist: persuasive evidence of an arrangement did exist, delivery of service has occurred, the sales price to the buyer is fixed or determinable and collectability is reasonably assured. The Company has four primary revenue streams as follows:

•	Sales of specialty coffee and complementary food products.
•	Coffee school.
•	Coffee services.
•	Sale of hot sauce products.

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

Advertising

Advertising is expensed as incurred and is included in selling, general and administrative expenses on the accompanying statement of operations. For the three months ended November 30, 2016 and 2015 advertising expense was $6,038 and $1,214, respectively.

Income Taxes

The Company adopted the provisions of ASC 740-10, “Accounting for Uncertain Income Tax Positions.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of November 30, 2016, tax years 2014 - 2016 remain open for IRS audit and tax years 2015 – 2016 remain open for HM Revenue & Customs (“HMRC”) audit. The Company has received no notice of audit from the IRS and HMRC for any of the open tax years.

DOCASA, INC.

(f/k/a FWF Holdings, Inc.)

Notes to Condensed Financial Statements

November 30, 2016

(unaudited)

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

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings Per Share,” basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common stock shares outstanding during the period.

Foreign Currency Translation and Transactions

The British Pound (“£”) is the functional currency of DEPT-UK whereas the financial statements are reported in United States Dollar (“USD,” “$”). Assets and liabilities are translated based on the exchange rates at the balance sheet date, while revenue and expense accounts are translated at the average exchange rates prevailing during the period. Equity accounts are translated at historical exchange rates. The resulting translation gain and loss adjustments are accumulated as a component of stockholders’ equity and other comprehensive income.

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) and its components in its consolidated financial statements. Comprehensive income (loss) consists of net loss and foreign currency translation adjustments affecting stockholders’ equity that, under U.S. GAAP, are excluded from net loss. As of November 30, 2016, the exchange rate between U.S. Dollars and British Pounds was U.S. $1.2485323065 = £1.00, and the weighted average exchange rate for the three months ended November 30, 2016 was U.S. $1.28787153 = £1.00. As of August 31, 2016, the exchange rate between U.S. Dollars and British Pounds was U.S. $1.43531 = £1.00, and the weighted average exchange rate for the three months ended November 30, 2015 was U.S. $1.488 = £1.00.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards and updates as issued. No new standards or updates had any material effect on these unaudited financial statements. The accounting pronouncements and updates issued subsequent to the date of these audited financial statements that were considered significant by management were evaluated for the potential effect on these audited financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these audited financial statements as presented and does not anticipate the need for any future restatement of these audited financial statements because of the retro-active application of any accounting pronouncements issued subsequent to November 30, 2016 through the date these audited financial statements were issued.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued an ASU on lease accounting. The ASU requires the lease rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet. The ASU is effective for reporting periods beginning after December 15, 2018 with early adoption permitted. While the Company is still evaluating the ASU, the Company expects the adoption of the ASU to have a material effect on the Company’s financial condition due to the recognition of the lease rights and obligations as assets and liabilities. The Company does not expect the ASU to have a material effect on the Company’s results of operations, and the ASU will have no effect on cash flows.

NOTE 2 – ENTRY INTO A DEFINITIVE AGREEMENT

Acquisition of Department of Coffee and Social Affairs Limited

DOCASA, Inc. (f/k/a FWF Holdings, Inc., the “Public Company,” “we,” “us,” “our”) entered into an acquisition agreement (the “Acquisition Agreement”) with Department of Coffee and Social Affairs Limited (the “Private Company”), a United Kingdom corporation. Prior to the acquisition, Pankaj Rajani, an officer and director of the Public Company, through Atlantik, acquired 115,000,000, or 75.8% of the outstanding shares of DOCASA, Inc. (f/k/a FWF Holdings, Inc.), the public company. Stefan Allesch-Taylor, an individual, and the Private Company’s chairman (“Allesch-Taylor,” or “Shareholder”), was the owner of record of 99.8% of the voting shares of the Private Company (the “Private Company Stock”). Pursuant to the Acquisition Agreement, the Private Company Stock was transferred to the Public Company in consideration of the Public Company issuing Shareholder 170,000,000 shares (the “New Shares”) of the Public Company’s common stock to the Shareholder (or his designees) in an initial tranche of 110,000,000 shares and a subsequent tranche of 60,000,000 shares. The Public Company issued Shareholder 110,000,000 fully paid and nonassessable shares of the Public Company’s restricted common stock at the time of the execution of the Agreement. The Public Company shall issue a second tranche of 60,000,000 fully paid and nonassessable shares of the Company’s restricted common stock (the “Deferred Shares”) at a time to be determined by the Public Company’s Board of Directors, but no later than August 31, 2017. The Deferred Shares are not conditional or contingent on any event or action by any party of the Agreement. As a result of the Acquisition Agreement, the Private Company became a subsidiary of the Public Company. See Notes 1, 5, 6 and 9.

DOCASA, INC.

(f/k/a FWF Holdings, Inc.)

Notes to Condensed Financial Statements

November 30, 2016

(unaudited)

Also, in connection with the Acquisition Agreement: (i) Allesch-Taylor and Gill were appointed to serve on DOCASA’s Board of Directors, serving as Chairman and Vice-Chairman, respectively; and (ii) Ashley Lopez (“Lopez”) was appointed Chief Executive Officer and President and Kazi Shahid (“Shahid”) was appointed Chief Financial Officer. Allesch-Taylor, Gill, Lopez and Shahid will maintain the same positions of DEPT-UK.

The transaction was accounted for as a reverse acquisition. As such, the future period equity amounts will be retro-actively restated to reflect the equity instruments of the accounting acquirer.

The following table summarizes the consideration given for DEPT-UK and the fair values of the assets and liabilities assumed at the acquisition date.

Consideration given:

Common stock given	$207

Total consideration given	$207

Fair value of identifiable assets acquired and liabilities assumed:

Inventory	$731
Notes payable	(32,547)
Accounts payable	(6,043)
Accrued expenses	(8,500)
Total identifiable net liabilities	(46,359)
Goodwill	46,566
Total consideration	$207

The Company has determined that the goodwill of $46,566 is impaired and has been expensed accordingly in the period ended November 30, 2016.

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

November 30, 2016

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

NOTE 3 – GOING CONCERN

The accompanying financial statements and the factors within it, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and the ability of the Company to continue as a going concern for a reasonable period of time. The Company sustained net losses of $58,820 and cash provided by operating activities of $86,710 for the three months ended November 30, 2016. The Company had a working capital deficit, stockholders’ equity and accumulated deficit of $102,699, $509,867 and $1,399,422, respectively, at November 30, 2016. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – RECEIVABLES

As of November 30, 2016 and August 31, 2016, the Company has trade receivables of $568,078 and $368,807, respectively. The receivables are as follows:

	November 30,	August 31,
	2016	2016
Trade receivables	$579,056	$380,396
Allowance for doubtful accounts	(10,978)	(11,589)
Receivables, net	$568,078	$368,807

NOTE 5 – INVENTORY

The Company has inventory of various items used for the sale of coffee and complementary products. As of November 30, 2016 and August 31, 2016, the Company had inventory for the coffee segment of $36,934 and $40,323, respectively. The Company accounts for its inventory using the lower of cost or market and the cost of sales are recorded utilizing the first in first out (“FIFO”) method.

As of November 30, 2016, the Company had 49 cases containing 12 bottles per case (588 bottles). As of November 30, 2016 and August 31, 2016, the Company had inventory for the hot sauce segment of $731 and $0 (actual amount was $731 but due to the reverse merger, is not reflected on the August 31, 2016 balance sheet), respectively. Inventory is recorded at the lower of cost or market and the cost of sales are recorded utilizing the FIFO method.

The inventory is as follows:

	November 30,	August 31,
	2016	2016
Consumable products	$6,405	$8,500
Food and drinks	19,282	22,858
Retail products	11,247	8,965
Hot sauce products (1)	731	-
Total inventory	$37,665	$40,323
____
(1) The hot sauce products were the books of DOCASA and due to the reverse merger with DEPT-UK, is not reflected in August 31, 2016.

DOCASA, INC.

(f/k/a FWF Holdings, Inc.)

Notes to Condensed Financial Statements

November 30, 2016

(unaudited)

NOTE 6 – FIXED ASSETS

The Company has fixed assets including computer equipment, office equipment, site equipment and machinery, site fit out costs, site furniture, fixtures and fittings. As of November 30, 2016 and August 31, 2016, the Company had fixed assets of $1,244,202 and $1,126,093, respectively, with accumulated depreciation of $452,953 and $451,466, respectively, for net fixed assets of $791,249 and $674,627, respectively. Variances between the two reporting periods may be due to the currency translation calculation. The fixed assets are as follows:

	November 30,	August 31,
	2016	2016
Computer equipment	$43,450	$36,839
Office equipment	21,761	22,972
Site equipment and machinery	208,318	198,532
Site fit out costs	807,880	707,678
Site furniture, fixtures and fittings	162,794	160,072
Total fixed assets	1,244,202	1,126,093
Less: Accumulated depreciation	452,953	451,466
Fixed assets, net	$791,249	$674,627

The depreciation expense for the three months ended November 30, 2016 and 2015 was $30,784 and $36,554, respectively. The variance between the expense and the increase in accumulated depreciation is due to timing of the currency translation calculation.

NOTE 7 – INTANGIBLE ASSETS

The Company has intangible assets related to website development. The amortization of the intangible assets is over a three-year period. As of November 30, 2016 and August 31, 2016, net of accumulated amortization, of $6,921 and $9,065, respectively. Variances between the two reporting periods may be due to the currency translation calculation. The intangible assets are as follows:

	November 30,	August 31,
	2016	2016
Website development	$19,977	$21,088
Total intangible assets	19,977	21,088
Less: Accumulated amortization	13,056	12,023
Intangible assets, net	$6,921	$9,065

The amortization expense for the three months ended November 30, 2016 was $1,719 (£1,335). The variance between the expense and the increase in accumulated amortization is due to timing of the currency translation calculation.

NOTE 8 – INVESTMENTS

On January 12, 2017, Allesch-Taylor purchased the Company’s original investment of £5,000 for a 5% ownership of Radio Station (f/k/a Soho Radio Ltd.) for £5,000 of his issued preference shares in DEPT-UK. The relationship with Radio Station will continue to provide the Company with intangible benefits. As the Company has previously impaired £4,000 of the investment as of August 31, 2015, the exchange will result in a gain on the transaction and will be recorded accordingly. The Company had previously impaired the investment as the investment would only provide intangible benefits, which, after this transaction, will still be applicable. As of November 30, 2016 and August 31, 2016, the balance was $1,249 and $1,318, respectively, with the variance due to currency translations. See Notes 10, 11 and 15.

NOTE 9 – NOTES PAYABLE

The Company has notes payable as of November 30, 2016 and August 31, 2016 are as follows:

DOCASA, INC.

(f/k/a FWF Holdings, Inc.)

Notes to Condensed Financial Statements

November 30, 2016

(unaudited)

Notes payable - current
	November 30, 2016			August 31, 2016
		Accrued			Accrued
	Principal	Interest	Total	Principal	Interest	Total
Nami Shams (1)	$2,194	$-	$2,194	$-	$-	$-
Arch Investments (1)	5,067	-	5,067	-	-	-
Nami Shams (1)	5,065	-	5,065	-	-	-
Nami Shams (1)	15,873	-	15,873	-	-	-
Nami Shams (1)	4,349	-	4,349	-	-	-
HSBC	-	-	-	18,368	-	18,368
Total	$32,548	$-	$32,548	$18,368	$-	$18,368

(1) The balance for August 31, 2016 of $32,548 is not reflected on the balance sheet due to the reverse merger. The Company assumed this liability as a condition of the reverse merger.

Notes payable - non-current
	November 30, 2016			August 31, 2016
		Accrued			Accrued
	Principal	Interest	Total	Principal	Interest	Total
Deij Capital Limited	$1,040	$-	$1,040	$39,540	$-	$39,540
HSBC	290,909	-	290,909	170,257	-	170,257
Total	$291,949	$-	$291,949	$209,797	$-	$209,797

On February 1, 2010, DEPT-UK entered into a business loan with International Capital Corporation (“ICC”), which is controlled by George Raphael (“Raphael”). The loan is for 7 years, with no interest. The imputed interest is deemed immaterial as of November 30, 2016. The loan was for $1,353,645 (£850,000) to be drawn down as and when required. On June 30, 2016, ICC converted the balance due of $255,450 (£192,745) into 192,745 shares of Preference Shares (see Note 11). The outstanding principal as of November 30, 2016 and August 31, 2016 was $0 (£0) and $0 (£0), respectively. See Note 10.

On July 1, 2014, DEPT-UK entered into a business loan with Deij Capital Limited (“Deij Capital”), a company in which Gill is the director and owner. The loan is for 3 years, with an interest rate of 0%. The imputed interest is deemed immaterial as of November 30, 2016. The facility loan was for $171,437 (£100,000) to be drawn down as and when required. On June 30, 2016, Deij Capital converted the balance due of $719,143 (£542,617) into 542,617 shares of Preference Shares (see Note 11). The outstanding principal as of November 30, 2016 and August 31, 2016 was $1,040 (£833) and $39,540 (£30,000), respectively. The accrued interest as of November 30, 2016 and August 31, 2016 was $0 (£0) and $0 (£0), respectively. See Note 10.

On July 31, 2014, DOCASA executed a promissory note for $2,194 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and non-interest bearing. The imputed interest is deemed immaterial as of November 30, 2016. As of November 30, 2016 and August 31, 2016, the principal was $2,194, respectively. The balance for August 31, 2016 is not reflected on the balance sheet due to the reverse merger. The Company assumed this liability as a condition of the reverse merger. See Note 5.

On April 30, 2015, DOCASA executed a promissory note for $5,067 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and non-interest bearing. On July 20, 2016, Arch Investments, LLC acquired this promissory note due to Nami Shams. The imputed interest is deemed immaterial as of November 30, 2016. As of November 30, 2016 and August 31, 2016, the principal was $5,067, respectively. The balance for August 31, 2016 is not reflected on the balance sheet due to the reverse merger. The Company assumed this liability as a condition of the reverse merger. See Note 5.

On July 31, 2015, DOCASA executed a promissory note for $5,065 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and non-interest bearing. The imputed interest is deemed immaterial as of November 30, 2016. As of November 30, 2016 and August 31, 2016, the principal was $5,065, respectively. The balance for August 31, 2016 is not reflected on the balance sheet due to the reverse merger. The Company assumed this liability as a condition of the reverse merger. See Note 5.

On October 31, 2015, DOCASA executed a promissory note for $15,873 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and non-interest bearing. The imputed interest is deemed immaterial as of November 30, 2016. As of November 30, 2016 and August 31, 2016, the principal was $15,873, respectively. The balance for August 31, 2016 is not reflected on the balance sheet due to the reverse merger. The Company assumed this liability as a condition of the reverse merger. See Note 5.

DOCASA, INC.

(f/k/a FWF Holdings, Inc.)

Notes to Condensed Financial Statements

November 30, 2016

(unaudited)

On January 31, 2016, DOCASA executed a promissory note for $4,349 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and non-interest bearing. The imputed interest is deemed immaterial as of November 30, 2016. As of November 30, 2016 and August 31, 2016, the principal was $4,349, respectively. The balance for August 31, 2016 is not reflected on the balance sheet due to the reverse merger. The Company assumed this liability as a condition of the reverse merger. See Note 5.

On July 28, 2016, DEPT-UK entered into a business loan with HSBC. The loan is a development loan drawn down against development invoices. The loan is for 4 years, with an interest rate of 4.5% over the Bank of England base rate. The loan repayment is monthly, interest only payments for the first six months followed by monthly repayments of principal and interest over the remaining forty-two months. The loan was for $463,557 (£352,500) with an initial $122,534 (£93,178) drawn. The outstanding principal and accrued interest as of November 30, 2016 and August 31, 2016 was $290,909 (£233,001) and $170,257 (£129,178), respectively.

As of August 31, 2016, the Company had a temporary loan from HSBC in the amount of $18,368. As of November 30, 2016, the liability was paid off.

On September 1, 2016, DOCASA acquired the 115,000,000 shares of common stock from Atlantik in exchange for a promissory note for $320,000, which is non-interest bearing and terminates in one year. The imputed interest is deemed immaterial as of November 30, 2016. The principal is payable in two tranches; $20,000 due September 30, 2016 and the remaining $300,000 due August 31, 2017. The $20,000 payment was made by a third party and recorded as contributed capital in September 2016. The remaining $300,000 balance was paid on November 30, 2016 to Atlantik by Allesch-Taylor (see Notes 10 and 11). The imputed interest is deemed immaterial as of November 30, 2016. See Notes 1, 2, 5, 6 and 10.

NOTE 10 – RELATED PARTIES TRANSACTIONS

On July 1, 2014, DEPT-UK entered into a business loan with Deij Capital Limited (“Deij Capital”), a company in which Matthew Gill is the director and owner. The loan is for 3 years, with an interest rate of 0%. The facility loan was for $171,437 (£100,000) to be drawn down as and when required. On June 30, 2016, Deij Capital converted the balance due of $719,143 (£542,617) into 542,617 shares of Preference Shares (see Note 11). The outstanding principal as of November 30, 2016 and August 31, 2016 and 2015 was $1,040 (£833) and $39,540 (£30,000), respectively. The accrued interest as of November 30, 2016 and August 31, 2016 was $0 (£0) and $0 (£0), respectively. See Note 10.

On July 31, 2014, DOCASA executed a promissory note for $2,194 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and non-interest bearing. The imputed interest is deemed immaterial as of November 30, 2016. See Note 4.

On April 30, 2015, DOCASA executed a promissory note for $5,067 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and non-interest bearing. The imputed interest is deemed immaterial as of November 30, 2016. On July 20, 2016, Arch Investments, LLC acquired this promissory note due to Nami Shams. See Note 4.

On July 31, 2015, DOCASA executed a promissory note for $5,065 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and non-interest bearing. The imputed interest is deemed immaterial as of November 30, 2016. See Note 4.

On October 31, 2015, DOCASA executed a promissory note for $15,873 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and non-interest bearing. The imputed interest is deemed immaterial as of November 30, 2016. See Note 4.

On January 31, 2016, DOCASA executed a promissory note for $4,348 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and non-interest bearing. The imputed interest is deemed immaterial as of November 30, 2016. See Note 4.

On June 30, 2016, Nami Shams, a former officer and director of DOCASA, provided DOCASA with a Forgiveness of Debt for $6,302 for advances made by Nami Shams to the Company.

On June 30, 2016, 192,745 Preference Shares were issued to Allesch-Taylor in exchange for a payable of $255,450 (£192,745). See Note 11.

On June 30, 2016, 135,464 Preference Shares were issued to DEIJ Capital, a company controlled by Gill, the deputy chairman of the Company, in exchange for a debt of $179,534 (£135,464). See Note 11.

On July 8, 2016, the majority shareholder of DOCASA, Nami Shams, sold 115,000,000 shares of common stock representing 75.8% of the outstanding shares of the Company to Atlantik for a total purchase price of $200,000. See Notes 2 and 6.

DOCASA, INC.

(f/k/a FWF Holdings, Inc.)

Notes to Condensed Financial Statements

November 30, 2016

(unaudited)

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

For the three months ended November 30, 2016 and 2015, the Company purchased $36,363 (£28,235) and $26,841 (£20,841), respectively, of cakes from Dee Light, a company which Gill, the deputy chairman of the Company, was a 50% shareholder (until November 2016). As of November 30, 2016 and August 31, 2016, the Company owed Dee Light $0 (£0) and $56,102 (£42,566), respectively. See Note 9.

For the three months ended November 30, 2016 and 2015, the Company made sales of $0 (£0) and $0 (£0), respectively, to The Roastery Department Ltd. (“The Roastery Department”), and purchased £40,451 and £14,478 for the three months ended November 30, 2016 and 2015, respectively. As of November 30, 2016 and August 31, 2016, the Company has receivables and payables from The Roastery Department, which netted as payables of $351,203 (£272,700) and $66,667 (£50,582), respectively. Gill, the Company’s vice chairman, and Ashley Lopez (“Lopez”), the Company’s chief executive officer, were both unpaid directors of The Roastery Department until they resigned on December 1, 2016. The Company, when purchasing products from The Roastery Department, was provided a discount due to the strategic relationship between the two parties which provided the Company its purchases at cost.

As of November 30, 2016 and August 31, 2016, the Company owed Lopez, the Company’s chief executive officer, payables of $831 (£665) and $2,985 (£2,265), respectively.

As of November 30, 2016 and August 31, 2016, the Company owed Kazi Shadid, the Company’s chief financial officer, payables of $7,965 (£6,380) and $0 (£0), respectively.

As of November 30, 2016 and August 31, 2016, the Company owed Allesch-Taylor, the Company’s chairman, payables of $17,355 (£13,901) and $0 (£0), respectively.

As of November 30, 2016 and August 31, 2016, the Company owed Deij Capital, a company in which Gill, the deputy chairman of the Company, is the director and owner, notes payable of $1,040 (£833) and $39,540 (£30,000), respectively.

On November 30, 2016, Allesch-Taylor individually paid the Company’s remaining balance of $300,000 in regards to the promissory note to Atlantik (see Notes 9 and 11). In exchange for the payment on behalf of the Company, the Company will issue Allesch-Taylor 300,000 shares of common stock at a value of $1.00 per share. The last transaction with stock was September 1, 2016, which valued the common stock at $0.0027 per share. The Company’s common stock did not trade during this period therefore the value for the November 30, 2016 transaction was determined to be multiples higher than the last recorded transaction. The Company believes that the value is not beneficial to Allesch-Taylor but does not state that this was an arm’s length transaction. As of November 30, 2016, the stock has not been issued and is recorded as issuable.

On January 12, 2017, Allesch-Taylor purchased the Company’s original investment of £5,000 for a 5% ownership of Radio Station (f/k/a Soho Radio Ltd.) for £5,000 of his issued preference shares in DEPT-UK. The relationship with Radio Station will continue to provide the Company with intangible benefits. As the Company has previously impaired £4,000 of the investment as of August 31, 2015, the exchange will result in a gain on the transaction and will be recorded accordingly. The Company had previously impaired the investment as the investment would only provide intangible benefits, which, after this transaction, will still be applicable. As of November 30, 2016 and August 31, 2016, the balance was $1,249 and $1,318, respectively, with the variance due to currency translations. See Notes 10, 11 and 15.

The Company has an employment agreement with Lopez, our CEO, and a consulting agreement with Clearbrook Capital Partners LLP, an entity where Kazi Shahid, our CFO, is a partner and also serves as CFO.

The above related party transactions are not necessarily considered as arm’s length transactions for all circumstances.

NOTE 11 – STOCKHOLDERS’ EQUITY

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

DOCASA, INC.

(f/k/a FWF Holdings, Inc.)

Notes to Condensed Financial Statements

November 30, 2016

(unaudited)

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

As of November 30, 2016, the Company has not granted any stock options and has not recorded any stock-based compensation.

On September 1, 2016, the Company acquired DEPT-UK (see Notes 2, 5 and 10). As a condition of the acquisition, 110,000,000 shares of common stock were issued on September 1, 2016. Additionally, 60,000,000 shares of common stock are issuable at the discretion of the board of directors but no later than August 31, 2017.

On September 1, 2016, the Company acquired the 115,000,000 shares of common stock from Atlantik in exchange for a promissory note for $320,000. The acquired shares were cancelled on September 1, 2016. See Notes 1, 2, 5 and 10.

On November 30, 2016, Allesch-Taylor individually paid the Company’s remaining balance of $300,000 in regards to the promissory note to Atlantik (see Notes 9 and 11). In exchange for the payment on behalf of the Company, the Company issued Allesch-Taylor 300,000 shares of common stock at a value of $1.00 per share. The last transaction with stock was September 1, 2016, which valued the common stock at $0.0027 per share. The Company’s common stock did not trade during this period therefore the value for the November 30, 2016 transaction was determined to be multiples higher than the last recorded transaction. The Company believes that the value is not beneficial to Allesch-Taylor but does not state that this was an arm’s length transaction. As of November 30, 2016, the stock has not been issued and is recorded as issuable.

All references in these financial statements to number of common shares, price per share and weighted average number of shares outstanding prior to the 115:1 forward split have been adjusted to reflect the stock split on a retroactive basis unless otherwise noted.

Preference Shares

The Articles of Association of the DEPT-UK, pursuant to the Companies Act 2006, was authorized to issue up to 25,000,000 Preference Shares, par value £1.00 per share. Preference Shares have no votes and no dividends. Subject to the provisions of the Companies Act 2006, DEPT-UK shall have the right pursuant to Section 687-688 of the Companies Act 2006 to redeem at par the whole or any part of the Preference Shares at any time or times after the date of issue of the said Preference Shares upon giving to DEPT-UK not less than three months’ previous notice in writing. The Preference Shares can be purchased by DEPT-UK, at the discretion of the board of directors of the Company.

On June 30, 2016, 192,745 Preference Shares were issued to Allesch-Taylor in exchange for payables of $255,450 (£192,745).

On June 30, 2016, 542,617 Preference Shares were issued ICC in exchange for a debt of $719,143 (£542,617).

On June 30, 2016, 135,464 Preference Shares were issued to Deij Capital Limited, a company which is owned and controlled by Gill, a director of the Company, in exchange for a debt of $179,534 (£135,464).

On January 12, 2017, Allesch-Taylor purchased the Company’s original investment of £5,000 for Radio Station for £5,000 of his issued preference shares in DEPT-UK. As the Company had impaired £4,000 of the investment as of August 31, 2015, the exchange will result in a gain on the transaction and will be recorded accordingly. The Company had previously impaired the investment as the investment would only provide intangible benefits, which, after this transaction, will still be applicable. See Notes 8 and 15.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of January 20, 2017, there were no pending or threatened lawsuits.

DOCASA, INC.

(f/k/a FWF Holdings, Inc.)

Notes to Condensed Financial Statements

November 30, 2016

(unaudited)

Lease Commitment

We lease office space in Schaumburg, Illinois, pursuant to a lease that will expire on January 10, 2017. This facility serves as our corporate office.

Future minimum lease payments under leases due to the acquisition of DEPT-UK (see Note 2) and subsequent new leases, including the lease entered into after November 30, 2016 (see Note 15) are as follows:

2017	$422,600
2018	536,517
2019	537,321
2020	540,541
2021	507,741
Future	1,198,941
Total	$3,743,661

Note: The above table will change in each future filing due to currency translation as applicable.

As a result of the acquisition on September 1, 2016 (see Note 10), for DEPT-UK, 12 leases, of which one is for the U.S. corporate office, one for the UK administrative office, and ten operational leases. Various leases have break out dates prior to expiration. See Notes 2 and 10.

The Company entered into two leases during this period and one lease subsequent to November 30, 2016 (see Note 15).

Rent expense for the three months ended November 30, 2016 and 2015 was $94,243 (£73,177) and $110,969 (£73,006), respectively.

NOTE 13 – CONCENTRATIONS

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

The Company places its temporary cash investments with financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) for the United States and the Financial Services Compensation Scheme (“FSCS”) for the United Kingdom. No amounts exceeded federally insured limits as of November 30, 2016. There have been no losses in these accounts through November 30, 2016.

Concentration of Customer

The Company has one customer, which, for the three months ended November 30, 2016 and 2015, had sales of $101,227 (£78,600, 11.0% of total revenue) and $119,472 (£78,600, 11.4% of total revenue), respectively. The Company has a three-year contract with this customer to provide an internal coffee shop, catering, etc. The Company fully operates the site. The contract expires in July 2017. Currently, the Company and the customer are negotiating the renewal and three-year extension of the contract. While the Company does expect the contract to be extended, it may not be, and if it were not, the Company would have a loss of revenue.

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

DOCASA, INC.

(f/k/a FWF Holdings, Inc.)

Notes to Condensed Financial Statements

November 30, 2016

(unaudited)

NOTE 14 – REVENUE CLASSES

Selected financial information for the Company’s operating revenue classes are as follows:

Revenues:	For the three months ended
	2016	2015
Coffee and complementary food products	$810,214	$926,303
Coffee school	5,184	5,802
Management fees	101,227	119,472
Hot sauce (a)	-	-
Total	$916,625	$1,051,577

(a) For the three months ended November 30, 2015, due to the reverse merger on September 1, 2016, are not reflective on this table.

Direct costs of revenue:	For the three months ended
	2016	2015
Coffee and complementary food products	$539,611	$612,652
Coffee school	543	609
Management fees	33,088	38,948
Hot sauce (a)	-	-
Total	$573,242	$652,209

(a) For the three months ended November 30, 2015, due to the reverse merger on September 1, 2016, are not reflective on this table.

NOTE 15 – SUBSEQUENT EVENTS

On December 12, 2016, DEPT-UK entered into a lease related to retail expansion (see Note 12).

On January 12, 2017, Allesch-Taylor purchased the Company’s original investment of £5,000 for a 5% ownership of Radio Station (f/k/a Soho Radio Ltd.) for £5,000 of his issued preference shares in DEPT-UK. The relationship with Radio Station will continue to provide the Company with intangible benefits. As the Company has previously impaired £4,000 of the investment as of August 31, 2015, the exchange will result in a gain on the transaction and will be recorded accordingly. The Company had previously impaired the investment as the investment would only provide intangible benefits, which, after this transaction, will still be applicable. As of November 30, 2016 and August 31, 2016, the balance was $1,249 and $1,318, respectively, with the variance due to currency translations. See Notes 8, 10 and 11.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 8-K for the fiscal year ended August 31, 2016 and in our subsequent filings with the Securities and Exchange Commission. The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

Company Overview

The Company was a startup company that was incorporated in Nevada on July 22, 2014, and previously had a fiscal year end of July 31. On August 4, 2016, the Company filed with the State of Nevada to change its fiscal year to August 31.

The Company has historically been in the hot sauce product business focused on selling its hot sauce products with a blend of peppers, fruits, herbs and spices under the brand name “Fruit With Fire.”

On July 8, 2016, the Company experienced a change in control. Atlantik LP (“Atlantik”), controlled by a related party, acquired a majority of the issued and outstanding common stock of the Company in accordance with stock purchase agreements by and between Atlantik and Nami Shams (“Seller”). On the closing date, July 8, 2016, pursuant to the terms of the stock purchase agreement, Atlantik purchased from the Seller 115,000,000 shares of the Company’s outstanding restricted common stock for $200,000, representing 75.8% of the Company’s outstanding common stock at that time.

On September 1, 2016, the Company entered into an acquisition agreement (the “Acquisition Agreement”) with Department of Coffee and Social Affairs Limited, a United Kingdom corporation (“Private Company”). Pursuant to the Acquisition Agreement, the Company acquired 99.8% of the Private Company’s voting stock, and the Private Company’s majority shareholder was to receive an aggregate of 170,000,000 shares of the Company’s common stock—110,000,000 shares initially and 60,000,000 shares at a time determined by the Company’s Board of Directors but no later than August 31, 2017. Also on September 1, 2016, the Company acquired 115,000,000 shares of the Company’s common stock (and then cancelled those shares) from Atlantik LP (“Atlantik”) in exchange for issuing Atlantik a promissory note for $320,000, which has since been paid in full. As a result of the acquisition of 99.8% of the voting stock of the Private Company and the cancellation of the 115,000,000 Atlantik shares, the Private Company is now the majority owned subsidiary of the Company, and the Company experienced a change of control.

Prior to the Private Company acquisition, we were engaged in the business of commercial production and distribution of hot sauce. After the acquisition, we are now engaged in both the hot sauce business, as well as the artisan coffee business of the Private Company.

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be able to continue in operation. We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

We are currently devoting the majority of our efforts toward our specialty coffee business, focused primarily on serving premium single origin coffee to the United Kingdom’s coffee drinkers as well as a selection of quality foods, in addition to our legacy hot sauce business operations.

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-Q.

Results of Operations

For the Three Months Ended November 30, 2016 and 2015

Revenue

For the three months ended November 30, 2016, we had $916,625 (£711,736) of revenue, compared to $1,051,577 (£691,827) for the same period in 2015. For presentation purposes, primarily due to currency translation, revenue in US dollars, as reported on the consolidated financial statements, decreased whereas, as reflected above, revenue in British Pounds increased £19,909, or 2.9%, as compared to the three months ended November 30, 2015. In the three months ended November 30, 2016, the Company added, or was in the process of adding, two additional locations to its nine locations as of August 31, 2016. These additional locations, which opened in mid-November 2016 and the end of November 2016, provided increased sales of $21,423 (£16,635) which should increase accordingly over time to reflect a full quarterly period of operations as well as the impact of being fully established. At November 30, 2015, there were ten locations in full operation. One location was closed during the three months ended November 30, 2016 due to constraining issues related to construction in the area. The Company opened another location in December 2016. Company revenues, by revenue class, are as follows:

Revenues:	For the three months ended
	2016	2015
Coffee and complementary food products	$810,214	$926,303
Coffee school	5,184	5,802
Management fees	101,227	119,472
Hot sauce (a)	-	-
Total	$916,625	$1,051,577

(a) For the three months ended November 30, 2015, due to the reverse merger on September 1, 2016, are not reflective on this table.

Operating Expenses

Direct costs of Revenue

For the three months ended November 30, 2016, direct costs of revenue were $573,242 (£445,108) compared to $652,209 (£429,085) for the same period in 2015. For presentation purposes, primarily due to currency translation, direct costs of revenue, as reported in US Dollars on the consolidated financial statements, reflects a decrease in direct costs of revenue whereas, direct costs of revenue in British Pounds increased £16,023, or 3.7%, as compared to the three months ended November 30, 2015. The increase is primarily due to the increase in locations. The cost of revenues, by revenue class, are as follows:

Direct costs of revenue:	For the three months ended
	2016	2015
Coffee and complementary food products	$539,611	$612,652
Coffee school	543	609
Management fees	33,088	38,948
Hot sauce (a)	-	-
Total	$573,242	$652,209

(a) For the three months ended November 30, 2015, due to the reverse merger on September 1, 2016, are not reflective on this table.

General and Administrative Expenses

For the three months ended November 30, 2016, general and administrative expenses were $353,215 (£282,903) compared to $357,613 (£235,272) for the same period in 2015. For presentation purposes, primarily due to currency translation, general and administrative expenses, as reported in US Dollars on the consolidated financial statements, reflects a decrease in general and administrative expenses whereas, general and administrative expenses in British Pounds increased £47,631, or 20.2%, as compared to the three months ended November 30, 2015. The expenses for the three months ended November 30, 2016 were as follows: professional fees, $43,620 (£33,870); rent, $94,243 (£73,177); depreciation, $32,503 (£25,238); property taxes, $47,005 (£36,498) and other, $135,844 (£105,479). The expenses for the three months ended November 30, 2015 were as follows: professional fees, $25,674 (£16,891); rent, $110,969 (£73,006); depreciation, $36,554 (£24,049); property taxes, $52,735 (£34,694); and other, $131,681 (£86,632). Additionally, for the three months ended November 30, 2016, the Company had expenses related to being a publicly registered entity of $35,926 whereas the three months ended November 30, 2015, there were no comparable expenses. Comparisons between the years is not on an equal basis due to the currency valuation for each respective period, the impact of the costs of being a publicly registered entity, and the costs of expansion of two new locations. For the three months ended November 30, 2016, there were expenses related to the opening and/or preparing for the opening, of two locations in this period, which was $33,715 (£26,179). For comparison purposes, the actual general and administrative expenses for the current operations, excluding the expansion costs and the costs related to being a publicly registered entity, was $283,574, which is 80.3% of the reported amount.

Net Loss

We generated net losses of $58,820 for the three months ended November 30, 2016, compared to net income of $40,248 for the same period in 2015. Both years the primary expenses were direct costs of revenue. As discussed in the General and Administrative Expenses section, for further comparison purposes, deducting the costs of setting up the new locations and the costs of being a publicly registered entity, the general and administrative expenses would have decreased by $69,641, and an impairment expense of $46,566 related to the impairment of goodwill recorded in regards to the acquisition of DEPT-UK, therefore, for comparison purposes only, the net loss would have become net income of $57,387 (does not account for minority interest of 0.2% of DEPT-UK), or 6.3% of revenue for the three months ended November 30, 2016 compared to 3.8% for the three months ended November 30, 2015.

The Company has a single customer, which, for the three months ended November 30, 2016 and 2015, accounted for sales of $101,227 (£78,600, 11.7% of total revenue) and $119,472 (£78,600, 11.4% of total revenue), respectively. The Company’s contract with the customer expires in July 2017. While the Company and the customer are negotiating a three-year extension of the contract, and the Company expects the contract to be extended, if it were not, the Company’s operations would be adversely affected as it would lose the revenue from that customer.

Liquidity and Capital Resources

General

At November 30, 2016, we had cash and cash equivalents of $86,366. We have historically met our cash needs through a combination of cash flows from operating activities and proceeds from private placements of our securities and loans. We plan to continue meeting our cash needs through the same methods used historically.

Our operating activities provided cash of $86,710 for the three months ended November 30, 2016, and provided cash in operations of $2,835 during the same period in 2015. The principal elements of cash flow from operations for the three months ended November 30, 2016, included a net loss of $58,820, impairment expense of $46,566, decrease in prepaid expense of $63,051, increase in accounts payable of $244,065 offset primarily by an increase in accounts receivable of $349,647.

Cash used in investing activities during the three months ended November 30, 2016, was $167,292 compared to $21,561 during the same period in 2015, which was related in both periods to the acquisition of fixed assets.

Cash generated in our financing activities was $75,811 for the three months ended November 30, 2016, compared to cash used of $21,330 during the comparable period in 2015. The Company entered into a line of credit with HSBC which resulted in borrowings of $233,000 for the three months ended November 30, 2016.

As of November 30, 2016, current liabilities exceeded current assets. Current assets were $804,510 at August 31, 2016 and $972,679 at November 30, 2016, whereas current liabilities increased from $803,343 at August 31, 2016, to $1,075,378 at November 30, 2016.

	For the three months ended
	November 30,
	2016	2015

Cash provided by operating activities	$86,710	$2,835
Cash used in investing activities	(167,292)	(21,561)
Cash provided by (used in) financing activities	75,811	(21,331)
Net changes to cash	$(4,771)	$(40,057)

Going Concern

The accompanying financial statements and the factors within it, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and the ability of the Company to continue as a going concern for a reasonable period of time. The Company sustained net losses of $58,820 and cash provided by operating activities of $86,710 for the three months ended November 30, 2016. The Company had a working capital deficit, stockholders’ equity and accumulated deficit of $102,699, $509,867 and $1,399,422, respectively, at November 30, 2016. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Changes in Accounting Principles. No significant changes in accounting principles were adopted during the period ended November 30, 2016.

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

Revenue Recognition. The Company recognizes revenue for our services in accordance with ASC 605-10, "Revenue Recognition in Financial Statements." Under these guidelines, revenue is recognized on transactions when all of the following exist: persuasive evidence of an arrangement did exist, delivery of service has occurred, the sales price to the buyer is fixed or determinable and collectability is reasonably assured. The Company has four primary revenue streams as follows:

•	Sale of coffee and complementary food products to consumer.
•	Coffee school.
•	Coffee services.
•	Selling of hot sauce products.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1, “Summary of Significant Accounting Policies” in our audited financial statements for the year ended July 31, 2016, included in our Annual Report on Form 10-K, as filed on October 4, 2016 and amended as filed on November 18, 2016, and our Form 8-K for September 1, 2016, as filed on September 6, 2016 and amended on December 5, 2016 and January 20, 2017, for a discussion of our critical accounting policies and estimates.

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

The additional hiring and appointment of independent directors is contingent upon the Company’s efforts to obtain additional funding through equity or debt and the results of its operations.

Changes in Internal Control Over Financial Reporting

As described herein, we experienced a change of control as a result of the acquisition of DEPT-UK. In connection with the acquisition, (i) Stefan Allesch-Taylor and Matthew Gill were appointed to serve on our Board of Directors, serving as Chairman and Vice-Chairman, respectively, Ashley Lopez was appointed as our Chief Executive Officer and President, and Kazi Shahid was appointed Chief Financial Officer. Due to acquisition and our modified business plan, we are in the process of finalizing our controls over our new business operations and processes. There are no changes in our internal controls over financial reporting other than as described above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 1, 2016, the Company acquired 99.8% of the voting stock of Department of Coffee and Social Affairs Limited (“DEPT-UK”), a United Kingdom corporation, from Stefan Allesch-Taylor (“Allesch-Taylor”), pursuant to an acquisition agreement requiring the Company to issue Allesch-Taylor 170,000,000 shares of restricted common stock, 110,000,000 shares initially and 60,000,000 subsequently at a date to be determined by the Board of Directors, but no later than August 31, 2017.

Also on September 1, 2016, the Company acquired 115,000,000 shares of the Company’s common stock (and then cancelled those shares) from Atlantik LP (“Atlantik”) in exchange for issuing Atlantik a promissory note for $320,000.

On November 30, 2016, Allesch-Taylor, the Company’s Chairman, personally paid Atlantik the remaining balance of $300,000 owed by the Company to Atlantik pursuant to its promissory note from the Company dated September 1, 2016. In consideration of Allesch-Taylor’s payment of the Company’s balance, the Company agreed to issue Allesch-Taylor 300,000 shares of the Company’s common stock, valued at $1.00 per share. As of the date hereof, the stock has not been issued but has been recorded as issuable. After the issuance of the shares, Allesch-Taylor will beneficially own 110,300,000 shares of the Company’s common stock, or approximately 74.8% of the Company’s common stock.

The shares and promissory note described above were issued or will be issued based on exemptions from registration under Section 4(a)(2) of the Securities Act of 1933 and Regulation D promulgated thereunder as there was no general solicitation, and the transactions did not involve a public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Number	Description

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1, filed on July 22, 2013)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1, filed on July 22, 2013)
3.3	Certificate of Amendment, Change of Name (incorporated by reference to our Current Report on Form 8-K filed on August 16, 2016)
3.4	Certificate of Amendment, Change of Fiscal Year (incorporated by reference to our Current Report on Form 8-K filed on August 16, 2016)
10.1	Share Exchange Agreement dated November 6, 2014 (incorporated by reference to our Form 10-Q/A for the period ended December 31, 2014, filed on September 10, 2015)
10.2

Audit for the Period Ended November 6, 2014 of DOCASA, Inc. (f/k/a FWF Holdings, Inc.), the private company (incorporated by reference to our Form 10-Q/A for the period ended December 31, 2014, filed on September 10, 2015)

10.3

Acquisition Agreement between DOCASA, Inc. (f/k/a FWF Holdings, Inc.) and Department of Coffee and Social Affairs Limited (incorporated by reference to our Current Report on Form 8-K filed on September 6, 2016)

10.4	Employment agreement with Ashley Lopez (incorporated by reference to our Current Report on Form 8-K filed on January 20, 2017)
10.5	Consulting agreement with Clearbrook Capital Partners LLP (incorporated by reference to our Current Report on Form 8-K filed January 20, 2017)
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

32.1 (1)	Certification of Principal Executive Officer of DOCASA, Inc. (f/k/a FWF Holdings, Inc.) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
32.2 (1)	Certification of Principal Accounting Officer of DOCASA, Inc. (f/k/a FWF Holdings, Inc.) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
99.1	Unaudited Pro-Forma Condensed Combined Financial Statements (incorporated by reference to our Current Report on Form 8-K filed on January 20, 2017)
101.INS (1)	XBRL Taxonomy Extension Instance Document
101.SCH (1)	XBRL Taxonomy Extension Schema Document
101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

__________

(1) Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Ashley Lopez	January 23, 2017
Ashley Lopez, Principal Executive Officer	Date

/s/ Kazi Shahid	January 23, 2017
Kazi Shahid, Principal Financial Officer	Date

