Form 10-Q
period 2017-02-28
DOCASA Inc.
filed 2017-04-14
CIK 1619055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

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

As of April 13, 2017, there were 150,036,000 shares of common stock, par value $0.001 per share issued, issuable, and outstanding.

DOCASA, INC.

(f/k/a FWF Holdings, Inc.)

FORM 10-Q

FEBRUARY 28, 2017

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

DOCASA, INC.
and Subsidiaries
Consolidated Condensed Balance Sheets

	February 28,	August 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash	$201,684	$91,137
Accounts receivable, net (includes $0 and $288,389 to related parties for February 28, 2017 and August 31, 2016, respectively)	664,337	368,807
Other receivables	-	113,994
Prepaid expenses	104,634	190,249
Inventory	58,613	40,323
Total current assets	1,029,268	804,510

Fixed assets, net	1,018,269	674,627
Intangible assets, net	5,229	9,065
Other receivables	37,276	39,540
Investments	1,243	1,318
Deposits	84,067	57,311
Total assets	$2,175,352	$1,586,371

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$39,945	$18,368
Accounts payable	737,648	610,101
Accrued expenses	69,132	95,226
Accounts payable to related parties	14,326	-
Taxes payable	78,931	73,091
Deferred revenue	20,697	6,557
Total current liabilities	960,679	803,343

Non-current liabilities:
Notes payable (includes $0 and $39,540 to related parties for February 28, 2017 and August 31, 2016, respectively)	410,879	209,797
Other long-term liabilities	28,554	23,168
Total long-term liabilities	439,433	232,965
Total liabilities	1,400,112	1,036,308

Shareholders' equity:
Common stock, $0.001 par value, 250,000,000 shares authorized, 147,100,000 shares issued, issuable, and outstanding at February 28, 2017 and 0 at August 31, 2016, respectively	147,100	-
Additional paid-in capital	514,969	-
Class A ordinary shares (25,000,000 shares authorized, £1 par value, 0 and 243,800 shares issued and outstanding as of February 28, 2017 and August 31, 2016, respectively)	-	389,730
Class B ordinary shares (10,000,000 shares authorized, £1 par value, 0 and 0 shares issued and outstanding as of February 28, 2017 and August 31, 2016, respectively)	-	-
Preference shares (25,000,000 shares authorized, £1 par value, 1,227,326 and 870,826 shares issued and outstanding as of February 28, 2017 and August 31, 2016, respectively)	1,612,328	1,154,127
Share premium	-	193,540
Accumulated other comprehensive income	129,777	153,187
Minority interest	456	81
Accumulated deficit	(1,629,390)	(1,340,602)
Total shareholders' equity	775,240	550,063
Total liabilities and shareholders' equity	$2,175,352	$1,586,371

See accompanying notes to unaudited consolidated condensed financial statements.

DOCASA, INC.
and Subsidiaries
Consolidated Condensed Statements of Operations
For the Six Months Ended February 28,
(unaudited)

	For the three months ended		For the six months ended
	February 28,	February 29,	February 28,	February 29,
	2017	2016	2017	2016

Revenue, net	$920,847	$930,743	$1,837,472	$1,982,320

Operating expenses
Direct costs of revenue	715,781	586,559	1,289,023	1,238,768
Professional fees	52,314	23,718	107,934	49,392
Rent	99,120	107,712	193,363	218,681
Depreciation and amortization	42,784	35,369	75,287	71,923
Property taxes	-	50,337	47,005	103,072
Other general and administrative expenses	220,112	111,521	359,642	243,202

Operating income (loss)	(209,264)	15,527	(234,782)	57,282

Other income (expense)
Interest expense	(4,617)	(1,100)	(7,065)	(3,019)
Impairment expense	-	-	(46,566)	-

Income (loss) before tax and minority interest	(213,881)	14,427	(288,413)	54,263
Minority interest income (loss)	(401)	(28)	(375)	(109)

Net income (loss)	(214,282)	14,399	$(288,788)	$54,154

Foreign currency translation loss	(15,853)	5,020	(23,410)	(27,276)

Total comprehensive income (loss)	$(230,135)	$19,419	$(312,198)	$26,878

Net income (loss) per share - basic and diluted	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average number of shares outstanding - basic and diluted	146,800,000	151,800,000	146,800,000	151,800,000

See accompanying notes to unaudited consolidated condensed financial statements.

DOCASA, INC.
and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	February 28,	February 29,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(288,788)	$54,154
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and amortization expense	75,287	71,923
Other comprehensive income	(23,410)	(27,276)
Impairment expense	46,566	-
Minority interest gain (loss)	375	109
Changes in operating assets and liabilities:
Accounts receivable	(395,899)	(111,952)
Other receivables	(64,577)	(35,034)
Prepaid expenses	85,615	(26,011)
Inventory	(18,290)	7,044
Other non-current receivables	2,264	(1,392)
Deposits	(26,756)	-
Accounts payable	406,488	(54,193)
Accounts payable to related parties	14,326	79,634
Accrued expenses	(26,094)	136,042
Taxes payable	5,840	40,815
Deferred revenue	14,140	(2,252)
Other non-current liabilities	5,386	(67,491)
Net cash provided by (used in) operating activities	(187,527)	64,120

Cash flows used in investing activities
Fixed assets and intangible assets acquired	(382,786)	(52,543)
Net cash used in investing activities	(382,786)	(52,543)

Cash flows from (used in) financing activities:
Proceeds from notes payable	432,456	-
Payments on notes payable	(209,797)	-
Payments on notes payable to related parties	-	(100)
Contributions of capital	458,201	-
Net cash provided by (used in) financing activities	680,860	(100)

Net increase in cash	110,547	11,477
Cash at beginning of period	91,137	81,255

Cash at end of period	$201,684	$92,732

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,065	$5,710
Cash paid for taxes	$606	$-

See accompanying notes to unaudited consolidated condensed financial statements.

DOCASA, INC.
and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	February 28,	February 29,
	2017	2016
Non-cash investing and financing activities:
Issuance of note payable for treasury stock	$320,000	$-
Assets and liabilities assumed, net	$46,359	$-
Treasury stock acquired	$(115,000)	$-
Issuable common stock for contribution	$300	$-
Issuance of preference shares for debt and services	$386,116	$811,749
Payment of debt by third party	$(320,000)	$-

See accompanying notes to unaudited consolidated condensed financial statements.

DOCASA, INC.

(f/k/a FWF Holdings, Inc.)

Notes to Condensed Financial Statements

February 28, 2017

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

On July 8, 2016, the Company experienced a change in control. Atlantik LP (“Atlantik”), a related party, acquired a majority of the issued and outstanding common stock of the Company in accordance with stock purchase agreements by and between Atlantik and Nami Shams (“Seller”). On the closing date, July 8, 2016, pursuant to the terms of the Stock Purchase Agreement, Atlantik purchased from the Seller 115,000,000 shares of the Company’s outstanding restricted common stock for $200,000, representing 75.8% of the total issued and outstanding at that time. See Notes 2, 9, 10 and 11.

The Company determined that it would expand its products in the food industry. On September 1, 2016, the Company acquired 99.8% of the voting stock of Department of Coffee and Social Affairs Limited (“DEPT-UK”), a United Kingdom corporation. DEPT-UK was incorporated on August 12, 2009. The acquisition of 99.8% of the voting stock of DEPT-UK from Stefan Allesch-Taylor (“Allesch-Taylor”) was pursuant to a stock exchange (the “Share Exchange”), which obligated the Company to issue Allesch-Taylor 170,000,000 shares of restricted common stock—110,000,000 shares initially and 60,000,000 additional shares at a date to be determined by the Company’s Board of Directors, but no later than August 31, 2017. See Notes 2, 10 and 11.

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

DEPT-UK formed a wholly-owned subsidiary, Department of Coffee and Internal Affairs Limited (“DCIA”), on September 11, 2014, as filed with the Registrar of Companies for England and Wales. As of February 28, 2017, DCIA has had no operations or activity.

DEPT-UK formed a wholly-owned subsidiary, The Department of Coffee and Social Affairs Limited, on November 9, 2014, as filed with the Registrar of Companies for England and Wales. On February 28, 2014, the name was changed to DOCASA Limited. On May 1, 2015, the name was changed to Eat Sleep Juice Repeat Limited. As of January 18, 2017, this subsidiary, with no operations or activity, was sold for £1.

On April 5, 2017, the Company formed Department of Coffee and Social Affairs IL, Inc., an Illinois corporation. See Note 15.

For financial reporting purposes, the Share Exchange transaction represented a "reverse merger" rather than a business combination and DEPT-UK is deemed to be the accounting acquirer in the transaction. The Share Exchange transaction is being accounted for as a reverse-merger and recapitalization. DEPT-UK is the acquirer for financial reporting purposes, and the Company (DOCASA, Inc., f/k/a FWF Holdings, Inc., the public company) is being treated as the acquired company. Consequently, the assets and liabilities and the operations that will be reflected in the historical financial statements prior to the Share Exchange will be those of the Private Company and will be recorded at the historical cost basis of the Private Company, and the financial statements after completion of the Share Exchange will include the assets and liabilities of the Public Company and the Private Company and the historical operations of Private Company and operations of both companies from the closing date of the Share Exchange.

Nature of Operations

We are currently devoting our efforts to migrating to the specialty coffee industry, specifically with company-operated stores. The Company will generate revenue through sales at fourteen existing company-operated coffee shop locations in the UK, with five more locations under construction. Our objective is to continue to be recognized as one of the upper tier specialty coffee retail operations. Similar to leading operators, we sell our proprietary coffee and related products, and complementary food and snacks. The Company will continue to market its hot sauce products.

Basis of Presentation

The accompanying unaudited condensed financial statements of DOCASA, Inc. have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and done under §240.13(a) of the Securities Act. The results of operations for the interim period ended February 28, 2017 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending August 31, 2017. In the opinion of the Company’s management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company’s Form 10-K for the year ended July 31, 2016, filed on October 4, 2016 and Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Form 8-K/A filed on December 5, 2016 which includes the audited financial statements of the subsidiary, Department of Coffee and Social Affairs Limited and its audited financial statements for the year ended August 31, 2016 and 2015 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

DOCASA, INC.

(f/k/a FWF Holdings, Inc.)

Notes to Condensed Financial Statements

February 28, 2017

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

Accounts Receivable

Accounts receivable consisted of amounts due from customers primarily for management fees. The Company considered accounts more than 30 days old to be past due. The Company used the allowance method for recognizing bad debts. When an account was deemed uncollectible, it was written off against the allowance. The Company generally does not require collateral for its accounts receivable. Management deems all accounts receivable to be collectible at February 28, 2017. Management has recorded an allowance for doubtful accounts.

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

DOCASA, INC.

(f/k/a FWF Holdings, Inc.)

Notes to Condensed Financial Statements

February 28, 2017

(unaudited)

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

Advertising

Advertising is expensed as incurred and is included in selling, general and administrative expenses on the accompanying statement of operations. For the six months ended February 28, 2017 and February 29, 2016 advertising expense was $20,409 and $6,125, respectively.

Income Taxes

The Company adopted the provisions of ASC 740-10, “Accounting for Uncertain Income Tax Positions.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of February 28, 2017, tax years 2014 - 2016 remain open for IRS audit and tax years 2015 – 2016 remain open for HM Revenue & Customs (“HMRC”) audit. The Company has received no notice of audit from the IRS and HMRC for any of the open tax years.

DOCASA, INC.

(f/k/a FWF Holdings, Inc.)

Notes to Condensed Financial Statements

February 28, 2017

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

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) and its components in its consolidated financial statements. Comprehensive income (loss) consists of net loss and foreign currency translation adjustments affecting stockholders’ equity that, under U.S. GAAP, are excluded from net loss. As of February 28, 2017, the exchange rate between U.S. Dollars and British Pounds was U.S. $1.245307717 = £1.00, and the weighted average exchange rate for the six months ended February 28, 2017 was U.S. $1.2508972121 = £1.00. As of August 31, 2016, the exchange rate between U.S. Dollars and British Pounds was U.S. $1.43531 = £1.00.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards and updates as issued. No new standards or updates had any material effect on these unaudited financial statements. The accounting pronouncements and updates issued subsequent to the date of these unaudited financial statements that were considered significant by management were evaluated for the potential effect on these unaudited financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these unaudited financial statements as presented and does not anticipate the need for any future restatement of these unaudited financial statements because of the retro-active application of any accounting pronouncements issued subsequent to February 28, 2017 through the date these unaudited financial statements were issued.

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

DOCASA, INC.

(f/k/a FWF Holdings, Inc.)

Notes to Condensed Financial Statements

February 28, 2017

(unaudited)

NOTE 2 – ENTRY INTO A DEFINITIVE AGREEMENT

Acquisition of Department of Coffee and Social Affairs Limited

DOCASA, Inc. (f/k/a FWF Holdings, Inc., the “Public Company,” “we,” “us,” “our”) entered into an acquisition agreement (the “Acquisition Agreement”) with Department of Coffee and Social Affairs Limited (the “Private Company”), a United Kingdom corporation. Prior to the acquisition, Pankaj Rajani, an officer and director of the Public Company, through Atlantik, acquired 115,000,000, or 75.8% of the outstanding shares of DOCASA, Inc. (f/k/a FWF Holdings, Inc.), the public company. Stefan Allesch-Taylor, an individual, and the Private Company’s chairman (“Allesch-Taylor,” or “Shareholder”), was the owner of record of 99.8% of the voting shares of the Private Company (the “Private Company Stock”). Pursuant to the Acquisition Agreement, the Private Company Stock was transferred to the Public Company in consideration of the Public Company issuing Shareholder 170,000,000 shares (the “New Shares”) of the Public Company’s common stock to the Shareholder (or his designees) in an initial tranche of 110,000,000 shares and a subsequent tranche of 60,000,000 shares. The Public Company issued Shareholder 110,000,000 fully paid and nonassessable shares of the Public Company’s restricted common stock at the time of the execution of the Agreement. The Public Company shall issue a second tranche of 60,000,000 fully paid and nonassessable shares of the Company’s restricted common stock (the “Deferred Shares”) at a time to be determined by the Public Company’s Board of Directors, but no later than August 31, 2017. The Deferred Shares are not conditional or contingent on any event or action by any party of the Agreement. As a result of the Acquisition Agreement, the Private Company became a subsidiary of the Public Company. See Notes 1, 9, 10 and 11.

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

The Company has determined that the goodwill of $46,566 is impaired and has been expensed accordingly in the period ended February 28, 2017.

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

Commercial Agreement

On April 29, 2015, the Board of Directors of DOCASA authorized the execution of that certain commercial agreement (the "Agreement") with Alimentos Kamuk Internacional (Costa Rica) S.A. ("AKI"). In accordance with the terms and provisions of the Agreement, the Company has agreed to purchase the hot sauce manufactured by AKI (the "Hot Sauce") with a purchase price (the "Purchase Price") that is subject to a 5%-7% annual price increase based on increases in production costs and raw materials and a potential volume discount starting from 10 pallets of a single product. For the first order, the Purchase Price shall be payable in full in advance and for subsequent orders, the Purchase Price shall be payable 50% in advance and the remaining balance net 30 days. In the event the relationship continues between the Company and AKI and exceeds $100,000 annually, revisions in the payment terms can be negotiated.

DOCASA, INC.

(f/k/a FWF Holdings, Inc.)

Notes to Condensed Financial Statements

February 28, 2017

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

NOTE 3 – GOING CONCERN

The accompanying financial statements and the factors within it, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and the ability of the Company to continue as a going concern for a reasonable period of time. The Company sustained net losses of $288,788 and cash used in operating activities of $187,527 for the six months ended February 28, 2017. The Company had working capital, stockholders’ equity and accumulated deficit of $68,589, $775,240 and $1,629,390, respectively, at February 28, 2017. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – RECEIVABLES

As of February 28, 2017 and August 31, 2016, the Company has net receivables of $664,337 and $368,807, respectively. The receivables are as follows:

	February 28,	August 31,
	2017	2016
Trade receivables	$675,315	$380,396
Allowance for doubtful accounts	(10,978)	(11,589)
Receivables, net	$664,337	$368,807

NOTE 5 – INVENTORY

The Company has inventory of various items used for the sale of coffee and complementary products. As of February 28, 2017 and August 31, 2016, the Company had inventory for the coffee segment of $57,882 and $40,323, respectively. The Company accounts for its inventory using the lower of cost or market and the cost of sales are recorded utilizing the first in first out (“FIFO”) method.

As of February 28, 2017, the Company had 49 cases containing 12 bottles per case (588 bottles) of hot sauce products. As of February 28, 2017 and August 31, 2016, the Company had inventory for the hot sauce segment of $731 and $0 (actual amount was $731 but due to the reverse merger, is not reflected on the August 31, 2016 balance sheet), respectively. Inventory is recorded at the lower of cost or market and the cost of sales are recorded utilizing the FIFO method.

The inventory is as follows:

	February 28,	August 31,
	2017	2016
Consumable products	$12,914	$8,500
Food and drinks	29,399	22,858
Retail products	15,569	8,965
Hot sauce products (1)	731	-
Total inventory	$58,613	$40,323

______________________

(1)

The hot sauce products were recorded on the books of DOCASA and due to the reverse merger with DEPT-UK, were not reflected as of August 31, 2016 (since the reverse merge did not occur until September 1, 2016).

DOCASA, INC.

(f/k/a FWF Holdings, Inc.)

Notes to Condensed Financial Statements

February 28, 2017

(unaudited)

NOTE 6 – FIXED ASSETS

The Company has fixed assets including computer equipment, office equipment, site equipment and machinery, site fit out costs, site furniture, fixtures and fittings. As of February 28, 2017 and August 31, 2016, the Company had total fixed assets of $1,542,297 and $1,126,093, respectively, with accumulated depreciation of $524,028 and $451,466, respectively, for net fixed assets of $1,018,269 and $674,627, respectively. Variances between the two reporting periods may be due to the currency translation calculation. The fixed assets are as follows:

	February 28,	August 31,
	2017	2016
Computer equipment	$51,656	$36,839
Office equipment	21,930	22,972
Site equipment and machinery	213,180	198,532
Site fit out costs	1,054,715	707,678
Site furniture, fixtures and fittings	200,816	160,072
Total fixed assets	1,542,297	1,126,093
Less: Accumulated depreciation	524,028	451,466
Fixed assets, net	$1,018,269	$674,627

The depreciation expense for the six months ended February 28, 2017 and February 29, 2016 was $72,562 and $71,923, respectively. The variance between the expense and the increase in accumulated depreciation is due to timing of the currency translation calculation.

NOTE 7 – INTANGIBLE ASSETS

The Company has intangible assets related to website development. The amortization of the intangible assets is over a three-year period. As of February 28, 2017 and August 31, 2016, the Company had intangible assets, net of accumulated amortization, of $5,229 and $9,065, respectively. Variances between the two reporting periods are primarily due to the currency translation calculation. The intangible assets are as follows:

	February 28,	August 31,
	2017	2016
Website development	$19,977	$21,088
Total intangible assets	19,977	21,088
Less: Accumulated amortization	14,748	12,023
Intangible assets, net	$5,229	$9,065

The amortization expense for the six months ended February 28, 2017, was $2,725.

NOTE 8 – INVESTMENTS

On January 12, 2017, Allesch-Taylor purchased the Company’s original investment of £5,000 for a 5% ownership of Radio Station (f/k/a Soho Radio Ltd.) for £5,000 of his issued preference shares in DEPT-UK. The relationship with Radio Station will continue to provide the Company with intangible benefits. As the Company has previously impaired £4,000 of the investment as of August 31, 2015, the exchange will result in a gain on the transaction and will be recorded accordingly. The Company had previously impaired the investment as the investment would only provide intangible benefits, which, after this transaction, will still be applicable. As of February 28, 2017 and August 31, 2016, the balance was $1,243 and $1,318, respectively, with the variance due to currency translations. See Notes 10 and 11.

DOCASA, INC.

(f/k/a FWF Holdings, Inc.)

Notes to Condensed Financial Statements

February 28, 2017

(unaudited)

NOTE 9 – NOTES PAYABLE

The Company has notes payable as of February 28, 2017 and August 31, 2016 are as follows:

Notes payable - current
	February 28, 2017			August 31, 2016
		Accrued			Accrued
	Principal	Interest	Total	Principal	Interest	Total
Nami Shams (1)	$2,194	$-	$2,194	$-	$-	$-
Arch Investments (1)	5,067	-	5,067	-	-	-
Nami Shams (1)	5,065	-	5,065	-	-	-
Nami Shams (1)	15,873	-	15,873	-	-	-
Nami Shams (1)	4,349	-	4,349	-	-	-
Deij Capital Limited	7,397	-	7,397	-	-	-
HSBC	-	-	-	18,368	-	18,368
Total	$39,945	$-	$39,945	$18,368	$-	$18,368

______________________

(1)	The balance for August 31, 2016 of $32,548 is not reflected on the balance sheet due to the reverse merger. The Company assumed this liability as a condition of the reverse merger.

Notes payable - non-current
	February 28, 2017			August 31, 2016
		Accrued			Accrued
	Principal	Interest	Total	Principal	Interest	Total
Deij Capital Limited	$-	$-	$-	$39,540	$-	$39,540
HSBC	410,879	-	410,879	170,257	-	170,257
Total	$410,879	$-	$410,879	$209,797	$-	$209,797

On February 1, 2010, DEPT-UK entered into a business loan with International Capital Corporation (“ICC”), which is controlled by George Raphael (“Raphael”). The loan is for 7 years, with no interest. The imputed interest is deemed immaterial as of February 28, 2017. The loan was for $1,353,645 (£850,000) to be drawn down as and when required. On June 30, 2016, ICC converted the balance due of $719,143 (£542,617) into 542,617 shares of Preference Shares (see Note 11). The outstanding principal as of February 28, 2017 and August 31, 2016 was $0 (£0) and $0 (£0), respectively. See Note 10.

On July 1, 2014, DEPT-UK entered into a business loan with Deij Capital Limited (“Deij Capital”), a company in which Gill is the director and owner. The loan is for 3 years, with an interest rate of 0%. The imputed interest is deemed immaterial as of February 28, 2017. The facility loan was for $171,437 (£100,000) to be drawn down as and when required. On June 30, 2016, Deij Capital converted the balance due of $179,534 (£135,464) into 135,464 shares of Preference Shares (see Note 11). The outstanding principal as of February 28, 2017 and August 31, 2016 was $7,397 (£5,954) and $39,540 (£30,000), respectively. The accrued interest as of February 28, 2017 and August 31, 2016 was $0 (£0) and $0 (£0), respectively. See Note 10.

On July 31, 2014, DOCASA executed a promissory note for $2,194 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and non-interest bearing. The imputed interest is deemed immaterial as of February 28, 2017. As of February 28, 2017 and August 31, 2016, the principal was $2,194, respectively. The balance for August 31, 2016 is not reflected on the balance sheet due to the reverse merger. The Company assumed this liability as a condition of the reverse merger. See Note 5.

On April 30, 2015, DOCASA executed a promissory note for $5,067 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and non-interest bearing. On July 20, 2016, Arch Investments, LLC acquired this promissory note due to Nami Shams. The imputed interest is deemed immaterial as of February 28, 2017. As of February 28, 2017 and August 31, 2016, the principal was $5,067, respectively. The balance for August 31, 2016 is not reflected on the balance sheet due to the reverse merger. The Company assumed this liability as a condition of the reverse merger. See Note 5.

On July 31, 2015, DOCASA executed a promissory note for $5,065 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and non-interest bearing. The imputed interest is deemed immaterial as of February 28, 2017. As of February 28, 2017 and August 31, 2016, the principal was $5,065, respectively. The balance for August 31, 2016 is not reflected on the balance sheet due to the reverse merger. The Company assumed this liability as a condition of the reverse merger. See Note 5.

On October 31, 2015, DOCASA executed a promissory note for $15,873 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and non-interest bearing. The imputed interest is deemed immaterial as of February 28, 2017. As of February 28, 2017 and August 31, 2016, the principal was $15,873, respectively. The balance for August 31, 2016 is not reflected on the balance sheet due to the reverse merger. The Company assumed this liability as a condition of the reverse merger. See Note 5.

DOCASA, INC.

(f/k/a FWF Holdings, Inc.)

Notes to Condensed Financial Statements

February 28, 2017

(unaudited)

On January 31, 2016, DOCASA executed a promissory note for $4,349 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and non-interest bearing. The imputed interest is deemed immaterial as of February 28, 2017. As of February 28, 2017 and August 31, 2016, the principal was $4,349, respectively. The balance for August 31, 2016 is not reflected on the balance sheet due to the reverse merger. The Company assumed this liability as a condition of the reverse merger. See Note 5.

On July 28, 2016, DEPT-UK entered into a business loan with HSBC. The loan is a development loan drawn down against development invoices. The loan is for 4 years, with an interest rate of 4.5% over the Bank of England base rate. The loan repayment is monthly, interest only payments for the first six months followed by monthly repayments of principal and interest over the remaining forty-two months. The loan was for $437,992 (£352,500) with an initial $115,767 (£93,178) drawn. The outstanding principal and accrued interest as of February 28, 2017 and August 31, 2016 was $410,879 (£330,680) and $170,257 (£129,178), respectively.

As of August 31, 2016, the Company had a temporary loan from HSBC in the amount of $18,368. As of February 28, 2017, the liability was paid off.

On September 1, 2016, DOCASA acquired the 115,000,000 shares of common stock from Atlantik in exchange for a promissory note for $320,000, which is non-interest bearing and terminates in one year. The imputed interest is deemed immaterial as of February 28, 2017. The principal is payable in two tranches; $20,000 due September 30, 2016 and the remaining $300,000 due August 31, 2017. The $20,000 payment was made by a third party and recorded as contributed capital in September 2016. The remaining $300,000 balance was paid on November 30, 2016 to Atlantik by Allesch-Taylor (see Notes 10 and 11). The imputed interest is deemed immaterial as of February 28, 2017. See Notes 1, 2, 5, 6 and 10.

NOTE 10 – RELATED PARTIES TRANSACTIONS

On July 1, 2014, DEPT-UK entered into a business loan with Deij Capital Limited (“Deij Capital”), a company in which Matthew Gill is the director and owner. The loan is for 3 years, with an interest rate of 0%. The facility loan was for $124,253 (£100,000) to be drawn down as and when required. On June 30, 2016, Deij Capital converted the balance due of $179,534 (£135,464) into 135,464 shares of Preference Shares (see Note 11). On February 28, 2017, Deij Capital converted $63,990 (£51,500) into 51,500 shares of Preference Shares (see Note 11). The outstanding principal as of February 28, 2017 and August 31, 2016 and 2015 was $7,398 (£5,941) and $39,540 (£30,000), respectively. The accrued interest as of February 28, 2017 and August 31, 2016 was $0 (£0) and $0 (£0), respectively. See Note 10.

On July 31, 2014, DOCASA executed a promissory note for $2,194 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and non-interest bearing. The imputed interest is deemed immaterial as of February 28, 2017. See Note 4.

On April 30, 2015, DOCASA executed a promissory note for $5,067 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and non-interest bearing. The imputed interest is deemed immaterial as of February 28, 2017. On July 20, 2016, Arch Investments, LLC acquired this promissory note due to Nami Shams. See Note 4.

On July 31, 2015, DOCASA executed a promissory note for $5,065 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and non-interest bearing. The imputed interest is deemed immaterial as of February 28, 2017. See Note 4.

On October 31, 2015, DOCASA executed a promissory note for $15,873 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and non-interest bearing. The imputed interest is deemed immaterial as of February 28, 2017. See Note 4.

On January 31, 2016, DOCASA executed a promissory note for $4,349 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and non-interest bearing. The imputed interest is deemed immaterial as of February 28, 2017. See Note 4.

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

February 28, 2017

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

For the six months ended February 28, 2017 and February 29, 2016, the Company purchased $79,859 (£63,842) and $52,685 (£35,471), respectively, of cakes from Dee Light, a company which Gill, the deputy chairman of the Company, was a 50% shareholder (until November 2016). As of February 28, 2017 and August 31, 2016, the Company owed Dee Light $49,766 (£40,053) and $56,102 (£42,566), respectively. See Note 9.

For the six months ended February 28, 2017 and 2016, the Company made sales of $0 (£0) and $0 (£0), respectively, to The Roastery Department Ltd. (“The Roastery Department”), and purchased £90,636 and £48,873 for the six months ended February 28, 2017 and February 29, 2016, respectively. As of February 28, 2017 and August 31, 2016, the Company has receivables and payables from The Roastery Department, which netted as payables of $469,765 (£378,071) and $66,667 (£50,582), respectively. Gill, the Company’s vice chairman, and Ashley Lopez (“Lopez”), the Company’s chief executive officer, were both unpaid directors of The Roastery Department until they resigned on December 1, 2016. The Company, when purchasing products from The Roastery Department, was provided a discount due to the strategic relationship between the two parties which provided the Company its purchases at cost.

As of February 28, 2017 and August 31, 2016, the Company owed Lopez, the Company’s chief executive officer, payables of $827 (£665) and $2,985 (£2,265), respectively.

As of February 28, 2017 and August 31, 2016, the Company owed Kazi Shadid, the Company’s former chief financial officer, payables of $472 (£380) and $0 (£0), respectively.

As of February 28, 2017 and August 31, 2016, the Company owed Allesch-Taylor, the Company’s chairman, payables of $13,027 (£11,869) and $0 (£0), respectively.

As of February 28, 2017 and August 31, 2016, the Company owed Deij Capital, a company in which Gill, the deputy chairman of the Company, is the director and owner, notes payable of $7,398 (£5,954) and $39,540 (£30,000), respectively.

On November 30, 2016, Allesch-Taylor individually paid the Company’s remaining balance of $300,000 in regards to the promissory note to Atlantik (see Notes 9 and 11). In exchange for the payment on behalf of the Company, the Company will issue Allesch-Taylor 300,000 shares of common stock at a value of $1.00 per share. The last transaction with stock was September 1, 2016, which valued the common stock at $0.0027 per share. The Company’s common stock did not trade during this period therefore the value for the February 28, 2017 transaction was determined to be multiples higher than the last recorded transaction. The Company believes that the value is not beneficial to Allesch-Taylor but does not state that this was an arm’s length transaction. As of February 28, 2017, the stock has not been issued and is recorded as issuable.

On January 12, 2017, Allesch-Taylor purchased the Company’s original investment of £5,000 for a 5% ownership of Radio Station (f/k/a Soho Radio Ltd.) for £5,000 of his issued preference shares in DEPT-UK. The relationship with Radio Station will continue to provide the Company with intangible benefits. As the Company has previously impaired £4,000 of the investment as of August 31, 2015, the exchange will result in a gain on the transaction and will be recorded accordingly. The Company had previously impaired the investment as the investment would only provide intangible benefits, which, after this transaction, will still be applicable. As of February 28, 2017 and August 31, 2016, the balance was $1,243 and $1,318, respectively, with the variance due to currency translations. See Notes 10, 11 and 15.

The Company has an employment agreement with Lopez, our CEO, and did have a consulting agreement with Clearbrook Capital Partners LLP, an entity where Kazi Shahid, our former CFO, is a partner and also serves as CFO. The agreement with Clearbrook Capital Partners LLP was terminated on March 15, 2017.

The above related party transactions are not necessarily considered as arm’s length transactions for all circumstances.

DOCASA, INC.

(f/k/a FWF Holdings, Inc.)

Notes to Condensed Financial Statements

February 28, 2017

(unaudited)

NOTE 11 – STOCKHOLDERS’ EQUITY

Common Stock

The Company was authorized to issue up to 75,000,000 shares of common stock, par value $0.001 per share. On March 26, 2015, the Company increased its authorized common stock to 250,000,000 shares of common stock. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

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

As of February 28, 2017, the Company has not granted any stock options and has not recorded any stock-based compensation.

On September 1, 2016, the Company acquired DEPT-UK (see Notes 2, 5 and 10). As a condition of the acquisition, 110,000,000 shares of common stock were issued on September 1, 2016. Additionally, 60,000,000 shares of common stock are issuable at the discretion of the board of directors but no later than August 31, 2017. See Note 15.

On September 1, 2016, the Company acquired the 115,000,000 shares of common stock from Atlantik in exchange for a promissory note for $320,000. The acquired shares were cancelled on September 1, 2016. See Notes 1, 2, 5 and 10.

On November 30, 2016, Allesch-Taylor individually paid the Company’s remaining balance of $300,000 in regards to the promissory note to Atlantik (see Notes 9 and 11). In exchange for the payment on behalf of the Company, the Company issued Allesch-Taylor 300,000 shares of common stock at a value of $1.00 per share. The last transaction with stock was September 1, 2016, which valued the common stock at $0.0027 per share. The Company’s common stock did not trade during this period therefore the value for the November 30, 2016 transaction was determined to be multiples higher than the last recorded transaction. The Company believes that the value is not beneficial to Allesch-Taylor but does not state that this was an arm’s length transaction. As of February 28, 2017, the stock has not been issued and is recorded as issuable.

All references in these financial statements to number of common shares, price per share and weighted average number of shares outstanding prior to the 115:1 forward split have been adjusted to reflect the stock split on a retroactive basis unless otherwise noted.

Preference Shares

The Articles of Association of the DEPT-UK, pursuant to the Companies Act 2006, was authorized to issue up to 25,000,000 preference shares, par value £1.00 per share (such subsidiary preference shares referred to herein as “Preference Shares”). Such Preference Shares have no votes and no dividends. Subject to the provisions of the Companies Act 2006, DEPT-UK shall have the right pursuant to Section 687-688 of the Companies Act 2006 to redeem at par the whole or any part of the Preference Shares at any time or times after the date of issue of the said Preference Shares upon giving to DEPT-UK not less than three months’ previous notice in writing. The Preference Shares can be purchased by DEPT-UK, at the discretion of the board of directors of the Company.

On June 30, 2016, 192,745 Preference Shares were issued to Allesch-Taylor in exchange for payables of $255,450 (£192,745). See Note 10.

On June 30, 2016, 542,617 Preference Shares were issued ICC in exchange for a debt of $719,143 (£542,617). See Note 9.

On June 30, 2016, 135,464 Preference Shares were issued to Deij Capital, a company which is owned and controlled by Gill, a director of the Company, in exchange for a debt of $179,534 (£135,464).

DOCASA, INC.

(f/k/a FWF Holdings, Inc.)

Notes to Condensed Financial Statements

February 28, 2017

(unaudited)

On January 12, 2017, Allesch-Taylor purchased the Company’s original investment of £5,000 for Radio Station for £5,000 of his issued preference shares in DEPT-UK. As the Company had impaired £4,000 of the investment as of August 31, 2015, the exchange will result in a gain on the transaction and will be recorded accordingly. The Company had previously impaired the investment as the investment would only provide intangible benefits, which, after this transaction, will still be applicable. See Note 8.

On January 23, 2017, Borough Capital subscribed to 300,000 Preference Shares for $374,479 (£300,000).

On February 28, 2017, 51,500 Preference Shares were issued to Deij Capital in exchange for a debt of $63,990 (£51,500).

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this report, there were no pending or threatened lawsuits.

Lease Commitment

We lease office space in Schaumburg, Illinois, pursuant to a lease that is month-to-month. This facility serves as our corporate office.

Future minimum lease payments under leases due to the acquisition of DEPT-UK (see Note 2) and subsequent new leases, are as follows:

2017	$371,798
2018	741,897
2019	744,620
2020	747,747
2021	713,947
Future	1,884,848
Total	$5,204,857

Note: The above table will change in each future filing due to currency translation as applicable.

As a result of the acquisition on September 1, 2016 (see Note 10), for DEPT-UK, 12 leases, of which one is for the UK administrative office, and 11 operational leases. Various leases have break out dates prior to expiration. See Notes 2 and 10.

The Company entered into two leases during this period and one lease subsequent to February 28, 2017 (see Note 15).

Rent expense for the six months ended February 28, 2017 and 2016 was $193,363 (£152,416) and $218,681 (£147,393), respectively.

NOTE 13 – CONCENTRATIONS

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

The Company places its temporary cash investments with financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) for the United States and the Financial Services Compensation Scheme (“FSCS”) for the United Kingdom. No amounts exceeded federally insured limits as of February 28, 2017. There have been no losses in these accounts through February 28, 2017.

Concentration of Customer

The Company has one customer, which, for the six months ended February 28, 2017 and February 29, 2016, had sales of $199,948 (£157,200, 10.9% of total revenue) and $233,493 (£157,200, 11.8% of total revenue), respectively. The Company has a contract that expires in February 2020.

DOCASA, INC.

(f/k/a FWF Holdings, Inc.)

Notes to Condensed Financial Statements

February 28, 2017

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

NOTE 14 – REVENUE CLASSES

Selected financial information for the Company’s operating revenue classes are as follows:

Revenues:	For the six months ended		For the six months ended
	February 28, 2017		February 29, 2016
Coffee and complementary food products	$1,627,314	£1,282,285	$1,737,935	£1,170,071
Coffee school	$10,660	£8,400	$10,892	£7,333
Management fees	$199,498	£157,200	$233,493	£157,200
Hot sauce (a)	$-	£0	$-	£0
Total	$1,837,472	£1,447,885	$1,982,320	£1,334,604

__________________

(a)	For the six months ended February 29, 2016, due to the reverse merger on September 1, 2016, are not reflective on this table.

Direct costs of revenue:	For the six months ended		For the six months ended
	February 28, 2017		February 29, 2016
Coffee and complementary food products	$1,224,733	£963,919	$1,160,273	£781,310
Coffee school	$1,131	£940	$1,182	£796
Management fees	$63,159	£52,463	$77,313	£52,061
Hot sauce (a)	$-	£0	$-	£0
Total	$1,289,023	£1,017,322	$1,238,768	£834,167

__________________

(a)	For the six months ended February 29, 2016, due to the reverse merger on September 1, 2016, are not reflective on this table.

NOTE 15 – SUBSEQUENT EVENTS

On April 5, 2017, the Company formed a wholly-owned subsidiary, Department of Coffee and Social Affairs IL, Inc., an Illinois corporation. See Note 1.

On April 6, 2017, the Board of Directors approved the issuance of 2,936,000 shares of common stock to Allesch-Taylor, which are part of the 60,000,000 shares to be issued to Allesch-Taylor by August 31, 2017 (see Notes 1, 5, 6 and 9).

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

Results of Operations

For the Three Months Ended February 28, 2017 and February 29, 2016

Revenue

For the three months ended February 28, 2017, we had $920,847 (£736,149) of revenue, compared to $930,743 (£642,778) for the same period in 2016. For presentation purposes, primarily due to currency translation, revenue in US dollars, as reported on the consolidated financial statements, decreased whereas, as reflected above, revenue in British Pounds increased £93,371, or 14.5%, as compared to the three months ended February 29, 2016. In the three months ended February 28, 2017, the Company added, or was in the process of adding, four additional locations to its eleven locations as of November 30, 2016. These additional locations, which opened in, December 2016, January 2017 and February 2017 provided increased sales of $120,429 (£96,274) which should increase accordingly over time to reflect a full quarterly period of operations as well as the impact of being fully established. At February 29, 2016, there were ten locations in full operation. One location was closed during the three months ended February 28, 2017 due to constraining issues related to construction in the area. The Company opened another location in December 2016. The mature sites performed within management’s expectations for the three months ended February 28, 2017. Company revenues, by revenue class, are as follows:

Revenues:	For the three months ended		For the three months ended
	February 28, 2017		February 29, 2016
Coffee and complementary food products	$817,100	£653,211	$811,632	£560,519
Coffee school	$5,476	£4,378	$5,090	£3,515
Management fees	$98,271	£78,560	$114,021	£78,744
Hot sauce (a)	$-	£0	$-	£0
Total	$920,847	£736,149	$930,743	£642,778

____________________

(a)	For the three months ended February 29, 2016, due to the reverse merger on September 1, 2016, are not reflective on this table.

Operating Expenses

Direct costs of Revenue

For the three months ended February 28, 2017, direct costs of revenue were $715,781 (£572,214) compared to $586,559 (£405,082) for the same period in 2016. For presentation purposes, primarily due to currency translation, direct costs of revenue, as reported in US Dollars on the consolidated financial statements, reflects an increase of 22.0% in direct costs of revenue whereas, direct costs of revenue in British Pounds increased £167,132, or 41.3%, as compared to the three months ended February 28, 2016. The increase is primarily due to the increase in locations. Specifically, the increased labor costs of £71,300 (£342,822 for 2017 compared to £271,522 for 2016), or 26.25% for the three months ended February 28, 2017 compared to the same period in 2017, were incurred to ensure adequate staffing levels for the four new locations added during this period. The increased labor cost were compliant with management expectations. The cost of revenues, by revenue class, are as follows:

Direct costs of revenue:	For the three months ended		For the three months ended
	February 28, 2017		February 29, 2016
Coffee and complementary food products	$680,777	£544,230	$547,621	£378,191
Coffee school	$4,933	£3,944	$573	£396
Management fees	$30,071	£24,040	$38,365	£26,495
Hot sauce (a)	$-	£0	$-	£0
Total	$715,781	£572,214	$586,559	£405,082

____________________

(a)	For the three months ended February 29, 2016, due to the reverse merger on September 1, 2016, are not reflective on this table.

General and Administrative Expenses

For the three months ended February 28, 2017, general and administrative expenses were $414,330 (£331,226) compared to $328,657 (£225,416) for the same period in 2016. For presentation purposes, primarily due to currency translation, general and administrative expenses, as reported in US Dollars on the consolidated financial statements, reflects an increase of 26.1% in general and administrative expenses whereas, general and administrative expenses in British Pounds increased £105,810, or 46.9%, as compared to the three months ended February 29, 2016. The expenses for the three months ended February 28, 2017 were as follows: professional fees, $52,314 (£41,821); rent, $99,120 (£79,239); depreciation and amortization, $42,784 (£34,203); property taxes, $0 (£0) and other, $220,112 (£175,963). The expenses for the three months ended February 29, 2016 were as follows: professional fees, $23,718 (£16,380); rent, $107,712 (£74,387); depreciation and amortization, $35,369 (£24,426); property taxes, $50,337 (£34,763); and other, $111,521 (£88.649). Additionally, for the three months ended February 28, 2017, the Company had expenses related to being a publicly registered entity of $5,922 whereas the three months ended February 29, 2016, there were no comparable expenses. Comparisons between the years is not on an equal basis due to the currency valuation for each respective period, the impact of the costs of being a publicly registered entity, and the costs of expansion of two new locations. For the three months ended February 28, 2017, there were expenses related to the opening and/or preparing for the opening, of two locations in this period, which was $24,141 (£19,009).

Net Loss

We generated net losses of $214,282 for the three months ended February 28, 2017, compared to net income of $13,906 for the same period in 2016. Both years the primary expenses were direct costs of revenue. As discussed in the General and Administrative Expenses section, for further comparison purposes, deducting the costs of setting up the new locations and the costs of being a publicly registered entity, the general and administrative expenses would have decreased by $30,063, therefore, for comparison purposes only, the net loss would have been $184,219 (does not account for minority interest of 0.2% of DEPT-UK).

The Company has a single customer, which, for the three months ended February 28, 2017 and February 29, 2016, accounted for sales of $98,271 (£78,600, 10.7% of total revenue) and $114,021 (£78,600, 12.3% of total revenue), respectively. The Company’s contract expires in February 2020.

For the Six Months Ended February 28, 2017 and February 29, 2015

Revenue

For the six months ended February 28, 2017, we had $1,837,472 (£1,447,885) of revenue, compared to $1,982,320 (£1,334,604) for the same period in 2016. For presentation purposes, primarily due to currency translation, revenue in US dollars, as reported on the consolidated financial statements, decreased whereas, as reflected above, revenue in British Pounds increased £113,281, or 8.5%, as compared to the six months ended February 29, 2016. In the six months ended February 28, 2017, the Company added 6 additional locations and ceased operations at one location bringing its total number of locations as of February 28, 2017 to 14. These additional locations, opened in November 2016, December 2016, January 2017 and February 2017 which provided increased sales of $188,088 (£150,363) which should increase accordingly over time to reflect a full quarterly period of operations as well as the impact of being fully established. At February 29, 2016, there were ten locations in full operation. One location was closed during the six months ended February 28, 2017 due to constraining issues related to construction in the area. The mature sites performed within management’s expectations for the six months ended February 28, 2017. Company revenues, by revenue class, are as follows:

Revenues:	For the six months ended		For the six months ended
	February 28, 2017		February 29, 2016
Coffee and complementary food products	$1,627,314	£1,282,285	$1,737,935	£1,170,071
Coffee school	$10,660	£8,400	$10,892	£7,333
Management fees	$199,498	£157,200	$233,493	£157,200
Hot sauce (a)	$-	£0	$-	£0
Total	$1,837,472	£1,447,885	$1,982,320	£1,334,604

__________________

(a)	For the six months ended February 29, 2016, due to the reverse merger on September 1, 2016, are not reflective on this table.

Operating Expenses

Direct costs of Revenue

For the six months ended February 28, 2017, direct costs of revenue were $1,289,023 (£1,017,322) compared to $1,238,768 (£834,167) for the same period in 2016. For presentation purposes, primarily due to currency translation, direct costs of revenue, as reported in US Dollars on the consolidated financial statements, reflects a slight increase in direct costs of revenue whereas, direct costs of revenue in British Pounds increased £183,155, or 22.0%, as compared to the six months ended February 28, 2016. The increase is primarily due to the increase in locations. Specifically, the increased labor costs of £65,323 (£611,861 for 2017 compared to £546,538 for 2016), or 12.0% for the six months ended February 28, 2017 compared to the same period in 2017, were incurred to ensure adequate staffing levels for the four new locations added during this period. The increased labor cost were compliant with management expectations. The cost of revenues, by revenue class, are as follows:

Direct costs of revenue:	For the six months ended		For the six months ended
	February 28, 2017		February 29, 2016
Coffee and complementary food products	$1,224,733	£963,919	$1,160,273	£781,310
Coffee school	$1,131	£940	$1,182	£796
Management fees	$63,159	£52,463	$77,313	£52,061
Hot sauce (a)	$-	£0	$-	£0
Total	$1,289,023	£1,017,322	$1,238,768	£834,167

__________________

(a)	For the six months ended February 29, 2016, due to the reverse merger on September 1, 2016, are not reflective on this table.

General and Administrative Expenses

For the six months ended February 28, 2017, general and administrative expenses were $783,231 (£616,438) compared to $686,270 (£462,034) for the same period in 2016. For presentation purposes, primarily due to currency translation, general and administrative expenses, as reported in US Dollars on the consolidated financial statements, reflects an increase of 14.1% in general and administrative expenses whereas, general and administrative expenses in British Pounds increased £154,404, or 33.4%, as compared to the six months ended February 29, 2016. The expenses for the six months ended February 28, 2017 were as follows: professional fees, $107,934 (£84,949); rent, $193,363 (£152,185); depreciation and amortization, $75,287 (£59,254); property taxes, $47,005 (£36,995) and other, $359,642 (£283,054). The expenses for the six months ended February 29, 2016 were as follows: professional fees, $49,392 (£33,253); rent, $218,681 (£147,228); depreciation and amortization, $71,923 (£48,422); property taxes, $103,072 (£69,394); and other, $243,202 (£163,737). Additionally, for the six months ended February 28, 2017, the Company had expenses related to being a publicly registered entity of $41,848 whereas the six months ended February 29, 2016, there were no comparable expenses. Comparisons between the years is not on an equal basis due to the currency valuation for each respective period, the impact of the costs of being a publicly registered entity, and the costs of expansion of six locations. For the six months ended February 28, 2017, there were expenses related to the opening and/or preparing for the opening, of 7 locations in this period, which was $64,853 (£51,846). For comparison purposes, the actual general and administrative expenses for the current operations, excluding the expansion costs and the costs related to being a publicly registered entity, was $676,530, which is 86.4% of the reported amount.

Net Loss

We generated net losses of $288,788 for the six months ended February 28, 2017, compared to net income of $54,154 for the same period in 2016. Both years the primary expenses were direct costs of revenue. As discussed in the General and Administrative Expenses section, for further comparison purposes, deducting the costs of setting up the new locations and the costs of being a publicly registered entity, the general and administrative expenses would have decreased by $9,740, and an impairment expense of $46,566 related to the impairment of goodwill recorded in regards to the acquisition of DEPT-UK, therefore, for comparison purposes only, the net loss would have been $135,521 (does not account for minority interest of 0.2% of DEPT-UK).

The Company has a single customer, which, for the six months ended February 28, 2017 and February 29, 2016, accounted for sales of $199,948 (£157,200, 10.9% of total revenue) and $233,493 (£157,200, 11.8% of total revenue), respectively. The Company’s contract with the customer expires in February 2020.

Liquidity and Capital Resources

General

At February 28, 2017, we had cash and cash equivalents of $201,684. We have historically met our cash needs through a combination of cash flows from operating activities and proceeds from private placements of our securities and loans. We plan to continue meeting our cash needs through the same methods used historically.

Our operating activities used cash of $187,527 for the six months ended February 28, 2017, and provided cash in operations of $64,120 during the same period in 2016. The principal elements of cash flow from operations for the six months ended February 28, 2017, included a net loss of $288,788, impairment expense of $46,566, decrease in prepaid expense of $85,615, increase in accounts payable of $406,488 offset primarily by an increase in accounts receivable of $395,899.

Cash used in investing activities during the six months ended February 28, 2017, was $382,786 compared to $52,543 during the same period in 2016, which was related in both periods to the acquisition of fixed assets.

Cash generated in our financing activities was $680,860 for the six months ended February 28, 2017, compared to cash used of $100 during the comparable period in 2016. The Company entered into a line of credit with HSBC which resulted in an increase in borrowings of $240,622 for the six months ended February 28, 2017.

As of February 28, 2017, current assets exceeded current liabilities. Current assets were $804,510 at August 31, 2016 and $1,029,268 at February 28, 2017, whereas current liabilities increased from $803,343 at August 31, 2016, to $960,679 at February 28, 2017.

	For the sixmonths ended
	February 28 and February 29,
	2017	2016

Cash provided by (used in) operating activities	$(187,527)	$64,120
Cash used in investing activities	(382,786)	(52,543)
Cash provided by (used in) financing activities	680,860	(100)
Net changes to cash	$110,547	$11,477

Going Concern

The accompanying financial statements and the factors within it, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and the ability of the Company to continue as a going concern for a reasonable period of time. The Company sustained net losses of $288,788 and cash used in operating activities of $187,527 for the six months ended February 28, 2017. The Company had working capital, stockholders’ equity and accumulated deficit of $68,589, $775,240 and $1,629,390, respectively, at February 28, 2017. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Changes in Accounting Principles. No significant changes in accounting principles were adopted during the period ended February 28, 2017.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1, “Summary of Significant Accounting Policies” in our audited financial statements for the year ended August 31, 2016, included in our Annual Report on Form 10-K, as filed on October 4, 2016 and amended as filed on November 18, 2016, and our Form 8-K for September 1, 2016, as filed on September 6, 2016 and amended on December 5, 2016 and January 20, 2017, for a discussion of our critical accounting policies and estimates.

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

The additional hiring and appointment of independent directors will be addressed in the future.

Changes in Internal Control Over Financial Reporting

As described herein, we experienced a change of control as a result of the acquisition of DEPT-UK. In connection with the acquisition, (i) Stefan Allesch-Taylor and Matthew Gill were appointed to serve on our Board of Directors, serving as Chairman and Vice-Chairman, respectively, Ashley Lopez was appointed as our Chief Executive Officer and President, and Kazi Shahid was appointed Chief Financial Officer. Due to acquisition and our modified business plan, we are in the process of finalizing our controls over our new business operations and processes. In March 2017, Mr. Shahid resigned from the Company whereas Ms. Lopez assumed, on an interim basis, the duties of the Chief Financial Officer. There are no changes in our internal controls over financial reporting other than as described above.

Limitations on the Effectiveness of Controls

The Company’s management, including the CEO and CFO, which is the same person, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of the control system must reflect that there are resource constraints and that the benefits must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

On April 6, 2017, the Board of Directors approved the issuance of 2,936,000 shares of common stock to Allesch-Taylor, which are part of the 60,000,000 shares to be issued to Allesch-Taylor by August 31, 2017. Subsequent to the issuance, Allesch-Taylor assigned the 2,936,000 shares of common stock to a third party.

The shares and promissory note described above were issued or will be issued based on exemptions from registration under Section 4(a)(2) of the Securities Act of 1933 and Regulation D promulgated thereunder as there was no general solicitation, and the transactions did not involve a public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On April 6, 2017, the Board of Directors approved the issuance of 2,936,000 shares of common stock to Allesch-Taylor, which are part of the 60,000,000 shares to be issued to Allesch-Taylor by August 31, 2017. Subsequent to the issuance, Allesch-Taylor assigned the 2,936,000 shares of common stock to a third party.

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

______________

(1)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2017	By:	/s/ Ashley Lopez
Ashley Lopez
Principal Executive Officer And Interim Principal Financial Officer

