Form 10-Q
period 2017-05-31
DOCASA Inc.
filed 2017-07-17
CIK 1619055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

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

As of July 14, 2017, there were 150,036,000 shares of common stock, par value $0.001 per share issued, issuable, and outstanding.

DOCASA, INC.

FORM 10-Q

MAY 31, 2017

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

DOCASA, INC.
and Subsidiaries
Consolidated Condensed Balance Sheets

	May 31,	August 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash	$193,670	$91,137
Accounts receivable, net (includes $672,830 and $288,389 to related parties for May 31, 2017 and August 31, 2016, respectively)	784,579	368,807
Other receivables	-	113,994
Prepaid expenses	269,615	190,249
Inventory	85,501	40,323
Total current assets	1,333,365	804,510

Fixed assets, net	1,265,541	674,627
Intangible assets, net	3,706	9,065
Other receivables	38,700	39,540
Investments	1,290	1,318
Deposits	87,278	57,311
Total assets	$2,729,880	$1,586,371

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$32,548	$18,368
Accounts payable	969,955	610,101
Accrued expenses	61,362	95,226
Accounts payable to related parties	57,897	-
Taxes payable	82,476	73,091
Deferred revenue	28,353	6,557
Total current liabilities	1,232,591	803,343

Non-current liabilities:
Notes payable (includes $1,040 and $39,540 to related parties for May 31, 2017 and August 31, 2016, respectively)	457,459	209,797
Other long-term liabilities	101,234	23,168
Total long-term liabilities	558,693	232,965
Total liabilities	1,791,284	1,036,308

Shareholders' equity:
Common stock, $0.001 par value, 250,000,000 shares authorized, 150,036,000 and 0 shares issued, issuable, and outstanding at May 31, 2017 and August 31, 2016, respectively	150,036	-
Additional paid-in capital	512,033	-
Class A ordinary shares (25,000,000 shares authorized, £1 par value, 0 and 243,800 shares issued and outstanding as of May 31, 2017 and August 31, 2016, respectively)	-	389,730
Class B ordinary shares (10,000,000 shares authorized, £1 par value, 0 and 0 shares issued and outstanding as of May 31, 2017 and August 31, 2016, respectively)	-	-
Preference shares (25,000,000 shares authorized, £1 par value, 1,433,076 and 870,826 shares issued and outstanding as of May 31, 2017 and August 31, 2016, respectively)	1,872,755	1,154,127
Share premium	-	193,540
Accumulated other comprehensive income	163,434	153,187
Minority interest	708	81
Accumulated deficit	(1,760,370)	(1,340,602)
Total shareholders' equity	938,596	550,063
Total liabilities and shareholders' equity	$2,729,880	$1,586,371

See accompanying notes to unaudited consolidated condensed financial statements.

DOCASA, INC.

and Subsidiaries

Consolidated Condensed Statements of Operations

(unaudited)

	For the three months ended		For the nine months ended
	May 31,		May 31,
	2017	2016	2017	2016

Revenue, net	$1,163,202	$995,736	$3,000,674	$2,978,056

Operating expenses
Direct costs of revenue	903,293	624,267	2,192,316	1,863,035
Professional fees	19,253	28,131	127,187	77,523
Rent	124,253	100,886	317,616	319,567
Depreciation and amortization	51,070	34,717	126,357	106,640
Property taxes	-	50,988	47,005	154,060
Other general and administrative expenses	190,821	124,887	550,463	368,089

Operating income (loss)	(125,488)	31,860	(360,270)	89,142

Other income (expense)
Interest expense	(5,241)	(1,265)	(12,306)	(4,284)
Impairment expense	-	-	(46,566)	-

Income (loss) before tax and minority interest	(130,729)	30,595	(419,142)	84,858
Minority interest income (loss)	(252)	46	(627)	127

Net income (loss)	$(130,981)	$30,641	$(419,769)	$84,985

Foreign currency translation loss	(30,348)	49,310	(53,758)	22,034

Total comprehensive income (loss)	$(161,329)	$79,951	$(473,527)	$107,019

Net income (loss) per share - basic and diluted	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average number of shares outstanding - basic and diluted	147,991,502	110,000,000	147,352,674	110,000,000

See accompanying notes to unaudited consolidated condensed financial statements.

DOCASA, INC.

and Subsidiaries

Consolidated Condensed Statements of Cash Flows

(unaudited)

	For the nine months ended
	May 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(419,769)	$84,985
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization expense	126,357	106,640
Other comprehensive income	10,247	22,034
Impairment expense	46,566	-
Minority interest gain (loss)	(627)	127
Changes in operating assets and liabilities:
Accounts receivable	(423,611)	(269,777)
Other receivables	93,702	(72,909)
Prepaid expenses	(49,868)	(171,682)
Inventory	(45,304)	3,619
Other non-current receivables	-	(1,453)
Deposits	(31,185)	-
Accounts payable	429,146	213,186
Accounts payable to related parties	57,897	176,987
Accrued expenses	(30,230)	130,248
Taxes payable	10,938	66,851
Deferred revenue	21,935	(2,017)
Other non-current liabilities	78,559	(73,040)
Net cash provided by (used in) operating activities	(125,247)	213,799

Cash flows used in investing activities
Fixed assets and intangible assets acquired	(744,601)	(248,457)
Net cash used in investing activities	(744,601)	(248,457)

Cash flows from (used in) financing activities:
Proceeds from notes payable	1,027,046	-
Payments on notes payable	(38,480)	-
Payments on notes payable to related parties	(16,185)	16,768
Net cash provided by (used in) financing activities	972,381	16,768

Net decrease in cash	102,533	(17,889)
Cash at beginning of period	91,137	81,255

Cash at end of period	$193,670	$63,366

Supplemental disclosure of cash flow information:
Cash paid for interest	$12,306	$5,710
Cash paid for taxes	$606	$-

DOCASA, INC.

and Subsidiaries

Consolidated Condensed Statements of Cash Flows

For the Nine Months Ended May 31,

(unaudited)

	2017	2016
Non-cash investing and financing activities:
Issuance of note payable for treasury stock	$320,000	$-
Assets and liabilities assumed, net	$46,359	$-
Treasury stock acquired	$(115,000)	$-
Issuance of common stock for reverse acquisition	$112,936	$-
Issuable common stock for contribution	$300	$-
Issuance of preference shares for debt and services	$738,236	$793,301
Payment of debt by third party	$(320,000)	$-

See accompanying notes to unaudited consolidated condensed financial statements.

DOCASA, INC.

and Subsidiaries

Notes to Consolidated Condensed Financial Statements

May 31, 2017

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

On July 8, 2016, the Company experienced a change in control. Atlantik LP (“Atlantik”), a related party, acquired a majority of the issued and outstanding common stock of the Company in accordance with stock purchase agreements by and between Atlantik and Nami Shams (“Seller”). On the closing date, July 8, 2016, pursuant to the terms of the Stock Purchase Agreement, Atlantik purchased from the Seller 115,000,000 shares of the Company’s outstanding restricted common stock for $200,000, representing 75.8% of the total issued and outstanding at that time. See Notes 2, 8, 9 and 10.

The Company determined that it would expand its products in the food industry. On September 1, 2016, the Company acquired 99.8% of the voting stock of Department of Coffee and Social Affairs Limited (“DEPT-UK”), a United Kingdom corporation. DEPT-UK was incorporated on August 12, 2009. The acquisition of 99.8% of the voting stock of DEPT-UK from Stefan Allesch-Taylor (“Allesch-Taylor”) was pursuant to a stock exchange (the “Share Exchange”), which obligated the Company to issue Allesch-Taylor 170,000,000 shares of restricted common stock—110,000,000 shares initially and 60,000,000 additional shares at a date to be determined by the Company’s Board of Directors, but no later than August 31, 2017. On April 6, 2017, the Board of Directors approved the issuance of 2,936,000 shares of common stock to Allesch-Taylor, which are part of the 60,000,000 shares to be issued to Allesch-Taylor by August 31, 2017. The August 31, 2017 deadline was subsequently extended to August 31, 2018. See Notes 2, 9 and 10.

Also on September 1, 2016, the Company acquired 115,000,000 shares of the Company’s common stock from Atlantik in exchange for issuing Atlantik a promissory note for $320,000, which shares were cancelled (the “Stock Cancellation”). As a result of the Stock Cancellation and the initial 110,000,000 share issuance to Allesch-Taylor, Allesch-Taylor, the Chairman of the Company, became the holder of the majority of the issued and outstanding stock of the Company, holding 74.9% of the outstanding common stock of the Company. See Note 8.

DEPT-UK formed a wholly-owned subsidiary, Department of Coffee and Internal Affairs Limited (“DCIA”), on September 11, 2014, as filed with the Registrar of Companies for England and Wales. As of May 31, 2017, DCIA has had no operations or activity.

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

On April 5, 2017, the Company formed Department of Coffee and Social Affairs IL, Inc. (“DEPT-IL”), an Illinois corporation.

On May 18, 2017, the Company formed Department of Coffee and Social Affairs White Space Limited (“DEPT-UKWS”), as filed with the Registrar of Companies for England and Wales. It is a subsidiary of DEPT-UK.

For financial reporting purposes, the Share Exchange transaction represented a "reverse merger" rather than a business combination and DEPT-UK was deemed to be the accounting acquirer in the transaction. The Share Exchange transaction has been accounted for as a reverse-merger and recapitalization. DEPT-UK was deemed to be the acquirer for financial reporting purposes, and the Company (DOCASA, Inc., f/k/a FWF Holdings, Inc., the public company) is being treated as the acquired company. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the Share Exchange are those of the Private Company and are recorded at the historical cost basis of the Private Company, and the financial statements after completion of the Share Exchange will include the assets and liabilities of the Public Company and the Private Company and the historical operations of Private Company and operations of both companies from the closing date of the Share Exchange.

Nature of Operations

We are currently devoting our efforts to the specialty coffee industry, specifically with company-operated stores. The Company will generate revenue through sales at fifteen existing company-operated coffee shop locations in the UK, with five more locations under construction. Our objective is to continue to be recognized as one of the upper tier specialty coffee retail operations. Similar to other leading operators, we sell our proprietary coffee and related products, and complementary food and snacks. The Company intends to continue to market its hot sauce products.

DOCASA, INC.

and Subsidiaries

Notes to Consolidated Condensed Financial Statements

May 31, 2017

(unaudited)

Principles of Consolidation

The consolidated financial statements include the accounts of DOCASA and its subsidiaries, DEPT-UK, DCIA, DEPT-IL and DEPT-UK’s subsidiary, DEPT-UKWS. All significant inter-company balances and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of DOCASA have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and done under §240.13(a) of the Securities Act. The results of operations for the interim period ended May 31, 2017 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending August 31, 2017. In the opinion of the Company’s management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company’s Form 10-K for the year ended July 31, 2016, filed on October 4, 2016 and Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Form 8-K/A filed on December 5, 2016 which includes the audited financial statements of the subsidiary, Department of Coffee and Social Affairs Limited and its audited financial statements for the year ended August 31, 2016 and 2015 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Accounts Receivable

Accounts receivable consisted of amounts due from customers primarily for management fees. The Company considered accounts more than 30 days old to be past due. The Company used the allowance method for recognizing bad debts. When an account was deemed uncollectible, it was written off against the allowance. The Company generally does not require collateral for its accounts receivable. Management has recorded an allowance for doubtful accounts as of May 31, 2017.

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

DOCASA, INC.

and Subsidiaries

Notes to Consolidated Condensed Financial Statements

May 31, 2017

(unaudited)

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of our financial instruments, including cash, accounts payable, accrued expenses, and short-term loans the carrying amounts approximate fair value due to their short maturities.

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

Advertising

Advertising is expensed as incurred and is included in selling, general and administrative expenses on the accompanying statement of operations. For the nine months ended May 31, 2017 and 2016 advertising expense was $29,209 and $17,921, respectively.

DOCASA, INC.

and Subsidiaries

Notes to Consolidated Condensed Financial Statements

May 31, 2017

(unaudited)

Income Taxes

The Company adopted the provisions of ASC 740-10, “Accounting for Uncertain Income Tax Positions.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of May 31, 2017, tax years 2014 - 2016 remain open for IRS audit and tax years 2015–2016 remain open for HM Revenue & Customs (“HMRC”) audit. The Company has received no notice of audit from the IRS or HMRC for any of the open tax years.

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

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) and its components in its consolidated financial statements. Comprehensive income (loss) consists of net loss and foreign currency translation adjustments affecting stockholders’ equity that, under U.S. GAAP, are excluded from net loss. As of May 31, 2017, the exchange rate between U.S. Dollars and British Pounds was US$1.2899870442 = £1.00, and the weighted average exchange rate for the nine months ended May 31, 2017 was US$1.2609157343 = £1.00. As of August 31, 2016, the exchange rate between U.S. Dollars and British Pounds was US$1.43531 = £1.00.

Alleviated Going Concern

Management has evaluated all relative financial information and has determined that management firmly believes the sustainability of the Company is sufficient for the next twelve months from the date of this report. Therefore, the Company’s management does not believe that it should be classified as a going concern.

As required by ASC 205-40-50-12, the principal conditions that raised substantial doubt about the Company’s ability was based on the Company being profitable prior to the implementation of its expansion objectives, along with the reverse merger on September 1, 2016, has since accumulated losses related to the expansion and the costs of being a publicly registered entity, and has negative cash flows from operations, and at May 31, 2017, offset by a working capital surplus and stockholders’ equity of $0.1 million and $1.0 million, respectively. Management plans to mitigate this concern with related party and third-party financing which has already been secured.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards and updates as issued. No new standards or updates had any material effect on these unaudited financial statements. The accounting pronouncements and updates issued subsequent to the date of these unaudited financial statements that were considered significant by management were evaluated for the potential effect on these unaudited financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these unaudited financial statements as presented and does not anticipate the need for any future restatement of these unaudited financial statements because of the retro-active application of any accounting pronouncements issued subsequent to May 31, 2017 through the date these unaudited financial statements were issued.

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

DOCASA, INC.

and Subsidiaries

Notes to Consolidated Condensed Financial Statements

May 31, 2017

(unaudited)

NOTE 2 – ENTRY INTO A DEFINITIVE AGREEMENT

Acquisition of Department of Coffee and Social Affairs Limited

DOCASA, Inc. (f/k/a FWF Holdings, Inc., the “Public Company,” “we,” “us,” “our”) entered into an acquisition agreement (the “Acquisition Agreement”) with Department of Coffee and Social Affairs Limited (the “Private Company”), a United Kingdom corporation. Prior to the acquisition, Pankaj Rajani, an officer and director of the Public Company, through Atlantik, acquired 115,000,000, or 75.8% of the outstanding shares of DOCASA, Inc. (f/k/a FWF Holdings, Inc.), the public company. Stefan Allesch-Taylor, an individual, and the Private Company’s chairman (“Allesch-Taylor,” or “Shareholder”), was the owner of record of 99.8% of the voting shares of the Private Company (the “Private Company Stock”). Pursuant to the Acquisition Agreement, the Private Company Stock was transferred to the Public Company in consideration of the Public Company issuing Shareholder 170,000,000 shares (the “New Shares”) of the Public Company’s common stock to the Shareholder (or his designees) in an initial tranche of 110,000,000 shares and a subsequent tranche of 60,000,000 shares. The Public Company issued Shareholder 110,000,000 fully paid and nonassessable shares of the Public Company’s restricted common stock at the time of the execution of the Agreement. The Public Company was required to issue a second tranche of 60,000,000 fully paid and nonassessable shares of the Company’s restricted common stock (the “Deferred Shares”) at a time to be determined by the Public Company’s Board of Directors, but no later than August 31, 2017. On April 6, 2017, 2,936,000 shares were issued to Mr. Allesch-Taylor leaving 57,064,000 shares as issuable. On June 26, 2017, Mr. Allesch-Taylor requested that the issuance deadline of August 31, 2017, be extended to August 31, 2018, which was agreed to by the Company. The issuance of the Deferred Shares is not conditional or contingent on any event or action by any party to the Agreement. As a result of the Acquisition Agreement, the Private Company became a subsidiary of the Public Company. See Notes 1, 8, 9 and 10.

Also in connection with the Acquisition Agreement, (i) Allesch-Taylor and Gill were appointed to serve on the Public Company’s Board of Directors, serving as Chairman and Vice-Chairman, respectively; and (ii) Ashley Lopez (“Lopez”) was appointed Chief Executive Officer and President and Kazi Shahid (“Shahid”) was appointed Chief Financial Officer. Allesch-Taylor, Gill, Lopez and Shahid maintained the same positions with DEPT-UK. Subsequently, Shahid resigned in March 2017 as Chief Financial Officer of the Public Company and DEPT-UK.

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

 The Company has determined that the goodwill of $46,566 was impaired and expensed it accordingly in the period ended November 30, 2016.

DOCASA, INC.

and Subsidiaries

Notes to Consolidated Condensed Financial Statements

May 31, 2017

(unaudited)

Accounting Treatment of the Merger

For financial reporting purposes, the Share Exchange represented a “reverse merger” rather than a business combination and Private Company was deemed to be the accounting acquirer in the transaction. The Share Exchange has been accounted for as a reverse-merger and recapitalization.

Private Company is deemed to be the acquirer for financial reporting purposes, and the Public Company (DOCASA, Inc., f/k/a FWF Holdings, Inc.) is treated as the acquired company. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the Share Exchange are those of the Private Company and are recorded at the historical cost basis of the Private Company, and the financial statements after completion of the Share Exchange will include the assets and liabilities of the Public Company and the Private Company, and the historical operations of Private Company and operations of both companies from the closing date of the Share Exchange.

Commercial Agreement

On April 29, 2015, the Board of Directors of DOCASA authorized the execution of that certain commercial agreement (the "Agreement") with Alimentos Kamuk Internacional (Costa Rica) S.A. ("AKI"). In accordance with the terms and provisions of the Agreement, the Company has agreed to purchase the hot sauce manufactured by AKI (the "Hot Sauce") with a purchase price (the "Purchase Price") that is subject to a 5%-7% annual price increase based on increases in production costs and raw materials and a potential volume discount starting from 10 pallets of a single product. For the first order, the Purchase Price was payable in full in advance and for subsequent orders, the Purchase Price was payable 50% in advance and the remaining balance net 30 days. In the event the relationship continues between the Company and AKI and exceeds $100,000 annually, revisions in the payment terms can be negotiated.

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

NOTE 3 – RECEIVABLES

As of May 31, 2017 and August 31, 2016, the Company has net receivables of $784,579 and $368,807, respectively. The receivables are as follows:

	May 31,	August 31,
	2017	2016
Trade receivables	$784,579	$380,396
Allowance for doubtful accounts	-	(11,589)
Receivables, net	$784,579	$368,807

NOTE 4 – INVENTORY

The Company has inventory of various items used for the sale of coffee and complementary products. As of May 31, 2017 and August 31, 2016, the Company had inventory for the coffee segment of $84,770 and $40,323, respectively. The Company accounts for its inventory using the lower of cost or market and the cost of sales are recorded utilizing the first in first out (“FIFO”) method.

As of May 31, 2017, the Company had 49 cases containing 12 bottles per case (588 bottles) of hot sauce products. As of May 31, 2017 and August 31, 2016, the Company had inventory for the hot sauce segment of $731 and $0 (actual amount was $731 but due to the reverse merger, is not reflected on the August 31, 2016 balance sheet), respectively. Inventory is recorded at the lower of cost or market and the cost of sales are recorded utilizing the FIFO method.

DOCASA, INC.

and Subsidiaries

Notes to Consolidated Condensed Financial Statements

May 31, 2017

(unaudited)

The inventory is as follows:

	May 31,	August 31,
	2017	2016
Consumable products	$17,083	$8,500
Food and drinks	39,002	22,858
Retail products	28,685	8,965
Hot sauce products (1)	731	-
Total inventory	$85,501	$40,323

______________

(1)

The hot sauce products were recorded on the books of DOCASA, and due to the reverse merger with DEPT-UK were not reflected as of August 31, 2016 (since the reverse merge did not occur until September 1, 2016).

NOTE 5 – FIXED ASSETS

The Company has fixed assets including computer equipment, office equipment, site equipment and machinery, site fit out costs, site furniture, fixtures and fittings. As of May 31, 2017, and August 31, 2016, the Company had total fixed assets of $1,831,516 and $1,126,093, respectively, with accumulated depreciation of $565,975 and $451,466, respectively, for net fixed assets of $1,265,541 and $674,627, respectively. Variances between the two reporting periods are primarily due to the currency translation calculation. The fixed assets are as follows:

	May 31,	August 31,
	2017	2016
Computer equipment	$54,587	$36,839
Office equipment	22,550	22,972
Site equipment and machinery	298,886	198,532
Site fit out costs	1,221,750	707,678
Site furniture, fixtures and fittings	233,743	160,072
Total fixed assets	1,831,516	1,126,093
Less: Accumulated depreciation	565,975	451,466
Fixed assets, net	$1,265,541	$674,627

The depreciation expense for the nine months ended May 31, 2017 and 2016, was $121,307 and $100,778, respectively. The variance between the expense and the increase in accumulated depreciation is due to timing of the currency translation calculation.

NOTE 6 – INTANGIBLE ASSETS

The Company has intangible assets related to website development. The amortization of the intangible assets is over a three-year period. As of May 31, 2017, and August 31, 2016, the Company had intangible assets, net of accumulated amortization, of $3,706 and $9,065, respectively. Variances between the two reporting periods are primarily due to the currency translation calculation. The intangible assets are as follows:

	May 31,	August 31,
	2017	2016

Website development	$20,640	$21,088
Total intangible assets	20,640	21,088
Less: Accumulated amortization	16,934	12,023
Intangible assets, net	$3,706	$9,065

DOCASA, INC.

and Subsidiaries

Notes to Consolidated Condensed Financial Statements

May 31, 2017

(unaudited)

The amortization expense for the nine months ended May 31, 2017 and 2016, was $5,050 and $5,862, respectively. The variance between the expense and the increase in accumulated amortization is due to timing of the currency translation calculation. Amortization, based on the currency translation calculation as of the date of this report, for the next five years, is as follows:

2017	1,722
2018	1,984
2019	-
2020	-
2021	-
Total	3,706

NOTE 7 – INVESTMENTS

On January 12, 2017, Allesch-Taylor purchased the Company’s original investment of £5,000 for a 5% ownership of Radio Station (f/k/a Soho Radio Ltd.) for £5,000 of his issued preference shares in DEPT-UK. The relationship with Radio Station will continue to provide the Company with intangible benefits. As the Company had previously impaired £4,000 of the investment as of August 31, 2015, the exchange resulted in a gain on the transaction and will be recorded accordingly. The Company had previously impaired the investment as the investment would only provide intangible benefits, which, after this transaction, are still anticipated to be to the benefit of the Company. As of May 31, 2017, and August 31, 2016, the balance was $1,290 and $1,318, respectively, with the variance due to currency translations. See Notes 9 and 10.

NOTE 8 – NOTES PAYABLE

The Company has notes payable as of May 31, 2017 and August 31, 2016 are as follows:

Notes payable - current
	May 31, 2017				August 31, 2016
		Accrued			Accrued
	Principal	Interest	Total	Principal	Interest	Total
Nami Shams (1)	$2,194	$-	$2,194	$-	$-	$-
Arch Investments (1)	5,067	-	5,067	-	-	-
Nami Shams (1)	5,065	-	5,065	-	-	-
Nami Shams (1)	15,873	-	15,873	-	-	-
Nami Shams (1)	4,349	-	4,349	-	-	-
Deij Capital Limited	-	-	-	-	-	-
HSBC	-	-	-	18,368	-	18,368
Total	$32,548	$-	$32,548	$18,368	$-	$18,368

_______________

(1)	The balance for August 31, 2016 of $32,548 is not reflected on the balance sheet due to the reverse merger. The Company assumed this liability as a condition of the reverse merger.

Notes payable - non-current
	May 31, 2017				August 31, 2016
		Accrued			Accrued
	Principal	Interest	Total	Principal	Interest	Total
Deij Capital Limited	$22,515	$-	$22,515	$39,540	$-	$39,540
HSBC	434,944	-	434,944	170,257	-	170,257
Total	$457,459	$-	$457,459	$209,797	$-	$209,797

On February 1, 2010, DEPT-UK entered into a business loan with International Capital Corporation (“ICC”), which is controlled by George Raphael (“Raphael”). The loan is for 7 years, with no interest. The imputed interest is deemed immaterial as of May 31, 2017. The loan was for $1,353,645 (£850,000) to be drawn down as and when required. On June 30, 2016, ICC converted the balance due of $719,143 (£542,617) into 542,617 shares of Preference Shares (see Note 10). The outstanding principal as of May 31, 2017 and August 31, 2016 was $0 (£0) and $0 (£0), respectively. See Note 9.

On July 1, 2014, DEPT-UK entered into a business loan with Deij Capital Limited (“Deij Capital”), a company in which Gill is the director and owner. The loan is for 3 years, with an interest rate of 0%. The imputed interest is deemed immaterial as of May 31, 2017. The facility loan was for $171,437 (£100,000) to be drawn down as and when required. On June 30, 2016, Deij Capital converted the balance due of $179,534 (£135,464) into 135,464 shares of Preference Shares (see Note 10). On May 31, 2017, Deij Capital converted of the balance due $63,990 (£51,500) into 51,500 shares of Preference Shares (see Note 10). The outstanding principal as of May 31, 2017 and August 31, 2016, was $22,515 (£17,454) and $39,540 (£30,000), respectively. The accrued interest as of May 31, 2017, and August 31, 2016, was $0 (£0) and $0 (£0), respectively. See Note 9.

DOCASA, INC.

and Subsidiaries

Notes to Consolidated Condensed Financial Statements

May 31, 2017

(unaudited)

On July 31, 2014, DOCASA executed a promissory note for $2,194 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and is non-interest bearing. The imputed interest is deemed immaterial as of May 31, 2017. As of May 31, 2017 and August 31, 2016, the principal was $2,194. The balance for August 31, 2016, is not reflected on the balance sheet due to the reverse merger. The Company retained this liability as a condition of the reverse merger. See Notes 2 and 9.

On April 30, 2015, DOCASA executed a promissory note for $5,067 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and is non-interest bearing. On July 20, 2016, Arch Investments, LLC acquired this promissory note due to Nami Shams. The imputed interest is deemed immaterial as of May 31, 2017. As of May 31, 2017, and August 31, 2016, the principal was $5,067. The balance for August 31, 2016, is not reflected on the balance sheet due to the reverse merger. The Company retained this liability as a condition of the reverse merger. See Notes 2 and 9.

On July 31, 2015, DOCASA executed a promissory note for $5,065 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and is non-interest bearing. The imputed interest is deemed immaterial as of May 31, 2017. As of May 31, 2017, and August 31, 2016, the principal was $5,065. The balance for August 31, 2016, is not reflected on the balance sheet due to the reverse merger. The Company retained this liability as a condition of the reverse merger. See Notes 2 and 9.

On October 31, 2015, DOCASA executed a promissory note for $15,873 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and is non-interest bearing. The imputed interest is deemed immaterial as of May 31, 2017. As of May 31, 2017, and August 31, 2016, the principal was $15,873. The balance for August 31, 2016, is not reflected on the balance sheet due to the reverse merger. The Company retained this liability as a condition of the reverse merger. See Notes 2 and 9.

On January 31, 2016, DOCASA executed a promissory note for $4,349 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and is non-interest bearing. The imputed interest is deemed immaterial as of May 31, 2017. As of May 31, 2017, and August 31, 2016, the principal was $4,349. The balance for August 31, 2016, is not reflected on the balance sheet due to the reverse merger. The Company retained this liability as a condition of the reverse merger. See Notes 2 and 9.

On July 28, 2016, DEPT-UK entered into a business loan with HSBC. The loan is a development loan drawn down against development invoices. The loan is for 4 years, with an interest rate of 4.5% over the Bank of England base rate. The loan repayment is monthly, interest-only payments for the first six months followed by monthly repayments of principal and interest over the remaining forty-two months. The loan was for $437,992 (£352,500) with an initial $115,767 (£93,178) drawn. The outstanding principal and accrued interest as of May 31, 2017, and August 31, 2016, was $434,944 (£337,169) and $170,257 (£129,178), respectively.

As of August 31, 2016, the Company had a temporary loan from HSBC in the amount of $18,368. As of May 31, 2017, the liability had been paid in full.

On September 1, 2016, DOCASA acquired the 115,000,000 shares of common stock from Atlantik in exchange for a promissory note for $320,000, which is non-interest bearing and terminates in one year. The imputed interest is deemed immaterial as of May 31, 2017. The principal is payable in two tranches; $20,000 due September 30, 2016, and the remaining $300,000 due August 31, 2017. The $20,000 payment was made by a third party and recorded as contributed capital in September 2016. The remaining $300,000 balance was paid on November 30, 2016, to Atlantik by Allesch-Taylor (see Notes 9 and 10). See Notes 1, 2, 4, 5 and 9.

NOTE 9 – RELATED PARTIES TRANSACTIONS

On July 1, 2014, DEPT-UK entered into a business loan with Deij Capital Limited (“Deij Capital”), a company in which Gill is the director and owner. The loan is for 3 years, with an interest rate of 0%. The imputed interest is deemed immaterial as of May 31, 2017. The facility loan was for $171,437 (£100,000) to be drawn down as and when required. On June 30, 2016, Deij Capital converted the balance due of $179,534 (£135,464) into 135,464 shares of Preference Shares (see Note 10). On May 31, 2017, Deij Capital converted of the balance due $63,990 (£51,500) into 51,500 shares of Preference Shares (see Note 10). The outstanding principal as of May 31, 2017 and August 31, 2016, was $22,515 (£17,454) and $39,540 (£30,000), respectively. The accrued interest as of May 31, 2017, and August 31, 2016, was $0 (£0) and $0 (£0), respectively. See Note 8.

DOCASA, INC.

and Subsidiaries

Notes to Consolidated Condensed Financial Statements

May 31, 2017

(unaudited)

On July 1, 2014, DEPT-UK entered into a business loan with Deij Capital Limited (“Deij Capital”), a company in which Matthew Gill is the director and owner. The loan is for 3 years, with an interest rate of 0%. The facility loan was for $124,253 (£100,000) to be drawn down as and when required. On June 30, 2016, Deij Capital converted the balance due of $179,534 (£135,464) into 135,464 shares of Preference Shares (see Note 11). On May 31, 2017, Deij Capital converted $63,990 (£51,500) into 51,500 shares of Preference Shares (see Note 10). The outstanding principal as of May 31, 2017 and August 31, 2016 and 2015 was $22,515 (£17,454) and $39,540 (£30,000), respectively. The accrued interest as of May 31, 2017 and August 31, 2016 was $0 (£0) and $0 (£0), respectively. See Note 9.

On July 31, 2014, DOCASA executed a promissory note for $2,194 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and is non-interest bearing. The imputed interest is deemed immaterial as of May 31, 2017. See Notes 2 and 8.

On April 30, 2015, DOCASA executed a promissory note for $5,067 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and is non-interest bearing. The imputed interest is deemed immaterial as of May 31, 2017. On July 20, 2016, Arch Investments, LLC acquired this promissory note due to Nami Shams. See Notes 2 and 8.

On July 31, 2015, DOCASA executed a promissory note for $5,065 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and is non-interest bearing. The imputed interest is deemed immaterial as of May 31, 2017. See Notes 2 and 8.

On October 31, 2015, DOCASA executed a promissory note for $15,873 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and is non-interest bearing. The imputed interest is deemed immaterial as of May 31, 2017. See Notes 2 and 8.

On January 31, 2016, DOCASA executed a promissory note for $4,349 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and is non-interest bearing. The imputed interest is deemed immaterial as of May 31, 2017. See Notes 2 and 8.

On June 30, 2016, Nami Shams, a former officer and director of DOCASA, provided DOCASA with a Forgiveness of Debt for $6,302 for advances made by Nami Shams to the Company.

On June 30, 2016, 192,745 Preference Shares were issued to Allesch-Taylor in exchange for a payable of $255,450 (£192,745). See Note 10.

On July 8, 2016, the majority shareholder of DOCASA, Nami Shams, sold 115,000,000 shares of common stock representing 75.8% of the outstanding shares of the Company at such time to Atlantik for a total purchase price of $200,000. See Notes 2 and 10.

On September 1, 2016, the Company acquired the 115,000,000 shares of common stock from Atlantik in exchange for a promissory note for $320,000. The principal is payable in two tranches; $20,000, which was paid on September 30, 2016, and the remaining $300,000 due August 29, 2017. See Notes 1, 2, 3, 5 and 9.

On September 1, 2016, the Company acquired DEPT-UK (see Notes 2, 5 and 8) and initially issued 110,000,000 shares of common stock as part of the acquisition to Stefan Allesch-Taylor, the Chairman of the Company. On April 6, 2017, the Board of Directors approved the issuance of 2,936,000 shares of common stock to Allesch-Taylor, which are part of the 60,000,000 shares to be issued to Allesch-Taylor by August 31, 2017. On June 26, 2017, Mr. Allesch-Taylor requested that the issuance deadline of August 31, 2017, be extended to August 31, 2018, which was agreed to by the Company.

On November 30, 2016, 10,750 Preference Shares were issued to Deij Capital in exchange for a debt of $13,422 (£10,750). See Note 10.

On January 12, 2017, Allesch-Taylor purchased the Company’s original investment of £5,000 for Radio Station for £5,000 of his issued preference shares in DEPT-UK. As the Company had impaired £4,000 of the investment as of August 31, 2015, the exchange will result in a gain on the transaction and will be recorded accordingly. The Company had previously impaired the investment as the investment would only provide intangible benefits, which, after this transaction, will still be applicable. See Notes 7 and 10.

On February 28, 2017, 51,500 Preference Shares were issued to Deij Capital in exchange for a debt of $63,990 (£51,500). See Note 10.

For the nine months ended May 31, 2017 and May 31, 2016, the Company purchased $79,859 (£63,842) and $52,685 (£35,471), respectively, of cakes from Dee Light, a company which Gill, the vice chairman of the Company, was a 50% shareholder (until November 2016). As of May 31, 2017 and August 31, 2016, the Company owed Dee Light $49,766 (£40,053) and $56,102 (£42,566), respectively. See Note 8.

For the nine months ended May 31, 2017 and 2016, the Company made sales of $0 (£0) and $0 (£0), respectively, to The Roastery Department Ltd. (“The Roastery Department”), and made purchases from it of £164,904 and £48,873 for the nine months ended May 31, 2017, and May 31, 2016, respectively. As of May 31, 2017, and August 31, 2016, the Company both has receivables and payables from The Roastery Department, which netted as payables of $117,464 (£91,058) and $66,667 (£50,582), respectively. Gill, the Company’s vice chairman, and Ashley Lopez (“Lopez”), the Company’s chief executive officer, were both unpaid directors of The Roastery Department until they resigned on December 1, 2016. The Company, when purchasing products from The Roastery Department, was provided a discount due to the strategic relationship between the two parties which provided the Company its purchases at cost.

As of May 31, 2017 and August 31, 2016, the Company owed Lopez, the Company’s chief executive officer, payables of $858 (£665) and $2,985 (£2,265), respectively.

DOCASA, INC.

and Subsidiaries

Notes to Consolidated Condensed Financial Statements

May 31, 2017

(unaudited)

As of May 31, 2017 and August 31, 2016, the Company owed Deij Capital, a company in which Gill, the deputy chairman of the Company, is the director and owner, notes payable of $22,515 (£17,454) and $39,540 (£30,000), respectively.

On November 30, 2016, Allesch-Taylor individually paid the Company’s remaining balance of $300,000 in regards to the promissory note to Atlantik (see Notes 8 and 10). In exchange for the payment on behalf of the Company, the Company agreed to issue Allesch-Taylor 300,000 shares of common stock at a value of $1.00 per share. As of that date, the last stock transaction with stock was September 1, 2016, which valued the common stock at $0.0027 per share, and the Company therefore believes that the agreed valuation of $1.00 per share was fair and beneficial to the Company. Nevertheless, this transaction was not necessarily an arm’s length transaction. As of May 31, 2017, the stock has not been issued and is recorded as issuable.

On January 12, 2017, Allesch-Taylor purchased the Company’s original investment of £5,000 for a 5% ownership of Radio Station (f/k/a Soho Radio Ltd.) for £5,000 of his issued preference shares in DEPT-UK. The relationship with Radio Station will continue to provide the Company with intangible benefits. As the Company previously impaired £4,000 of the investment as of August 31, 2015, the exchange resulted in a gain on the transaction recorded accordingly. The Company had previously impaired the investment as the investment was anticipated to only provide intangible benefits, which, after this transaction, are still anticipated to be enjoyed by the Company. As of May 31, 2017, and August 31, 2016, the balance was $1,290 and $1,318, respectively, with the variance due to currency translations. See Notes 9, 10 and 14.

The Company has an employment agreement with Lopez, our CEO, and did have a consulting agreement with Clearbrook Capital Partners LLP, an entity where Kazi Shahid, our former CFO, was a partner and also served as CFO. The agreement with Clearbrook Capital Partners LLP was terminated on March 15, 2017.

The above related party transactions are not necessarily considered as arm’s length transactions for all circumstances.

NOTE 10 – STOCKHOLDERS’ EQUITY

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

On July 22, 2014, the Company issued 1,150,000,000 (10,000,000 pre-split) common shares at $0.000008695 ($0.001 on a pre-split basis) per share to the sole director and President of the Company for cash proceeds of $10,000.

On March 24, 2015, the Company closed its financing and the Company issued 36,800,000 (320,000 pre-split) common shares to 32 shareholders at $0.000261 ($0.03 on a pre-split basis) per share for net cash proceeds of $9,600.

On March 26, 2015, the founding shareholder of the Company returned 1,035,000,000 (9,000,000 pre-split) restricted shares of common stock to treasury, and the shares were subsequently cancelled by the Company. The shares were returned to treasury for $0.000000009 per share for a total consideration of $10 to the shareholder.

On July 8, 2016, the majority shareholder of the Company, Nami Shams, sold 115,000,000 shares of common stock representing 75.8% of the outstanding shares of the Company for a total purchase price of $200,000. See Notes 2 and 9.

On September 1, 2016, the Company acquired DEPT-UK (see Notes 2, 4 and 9). As a condition of the acquisition, 110,000,000 shares of common stock were issued on September 1, 2016. Additionally, 60,000,000 shares of common stock were issuable at the discretion of the board of directors but no later than August 31, 2017. On April 6, 2017, 2,936,000 shares were issued to Mr. Allesch-Taylor leaving 57,064,000 as issuable. On June 26, 2017, Mr. Allesch-Taylor requested that the deadline to issue the shares of August 31, 2017, be extended to August 31, 2018, which was agreed to by the Company.

On September 1, 2016, the Company acquired the 115,000,000 shares of common stock from Atlantik in exchange for a promissory note for $320,000. The acquired shares were cancelled on September 1, 2016. See Notes 1, 2, 4 and 9.

DOCASA, INC.

and Subsidiaries

Notes to Consolidated Condensed Financial Statements

May 31, 2017

(unaudited)

On November 30, 2016, Allesch-Taylor individually paid the Company’s remaining balance of $300,000 in regards to the promissory note to Atlantik (see Notes 8 and 9). In exchange for the payment on behalf of the Company, the Company issued Allesch-Taylor 300,000 shares of common stock at a value of $1.00 per share. The last transaction with stock was September 1, 2016, which valued the common stock at $0.0027 per share. The Company’s common stock did not trade during this period therefore the value for the November 30, 2016 transaction was determined to be multiples higher than the last recorded transaction. The Company believes that the value is not beneficial to Allesch-Taylor but does not state that this was an arm’s length transaction. As of May 31, 2017, the stock has not been issued and is recorded as issuable. On April 6, 2017, the Board of Directors approved the issuance of 2,936,000 shares of common stock to Allesch-Taylor, which are part of the 60,000,000 shares to be issued to Allesch-Taylor by August 31, 2018 (see Notes 1, 4, 5, 8 and 9).

As of May 31, 2017, the Company has not granted any stock options and has not recorded any stock-based compensation.

All references in these financial statements to number of common shares, price per share and weighted average number of shares outstanding prior to the 115:1 forward split have been adjusted to reflect the stock split on a retroactive basis unless otherwise noted.

Preference Shares

The Articles of Association of DEPT-UK, pursuant to the Companies Act 2006, authorized DEPT-UK to issue up to 25,000,000 preference shares, par value £1.00 per share (such subsidiary preference shares referred to herein as “Preference Shares”). Such Preference Shares have no votes and no dividends. Subject to the provisions of the Companies Act 2006, DEPT-UK shall have the right pursuant to Section 687-688 of the Companies Act 2006 to redeem at par the whole or any part of the Preference Shares at any time or times after the date of issue of the said Preference Shares upon giving to DEPT-UK not less than three months’ previous notice in writing. The Preference Shares can be purchased by DEPT-UK, at the discretion of the board of directors of the Company.

On June 30, 2016, 192,745 Preference Shares were issued to Allesch-Taylor in exchange for payables of $255,450 (£192,745). See Note 9.

On June 30, 2016, 542,617 Preference Shares were issued to ICC in exchange for a debt of $719,143 (£542,617). See Note 8.

On June 30, 2016, 135,464 Preference Shares were issued to Deij Capital, a company which is owned and controlled by Gill, a director of the Company, in exchange for a debt of $179,534 (£135,464).

On November 30, 2016, 10,750 Preference Shares were issued to Deij Capital in exchange for a debt of $13,422 (£10,750). See Note 9.

On January 12, 2017, Allesch-Taylor purchased the Company’s original investment of £5,000 for Radio Station for £5,000 of his issued preference shares in DEPT-UK. As the Company had impaired £4,000 of the investment as of August 31, 2015, the exchange will result in a gain on the transaction and will be recorded accordingly. The Company had previously impaired the investment as the investment would only provide intangible benefits, which, after this transaction, will still be applicable. See Notes 7 and 9.

On January 23, 2017, Borough Capital subscribed to 300,000 Preference Shares for $374,479 (£305,032).

On January 25, 2017, Borough Capital subscribed to 5,000 Preference Shares for $6,310 (£5,000).

On February 28, 2017, 51,500 Preference Shares were issued to Deij Capital in exchange for a debt of $63,990 (£51,500). See Note 9.

On May 31, 2017, Borough Capital subscribed to 200,000 Preference Shares for $257,997 (£200,000). See Note 9.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this report, there were no pending or threatened lawsuits.

Lease Commitment

We lease office space in Schaumburg, Illinois, pursuant to a lease that is month-to-month. This facility serves as our corporate office.

DOCASA, INC.

and Subsidiaries

Notes to Consolidated Condensed Financial Statements

May 31, 2017

(unaudited)

Future minimum lease payments under leases due to the acquisition of DEPT-UK (see Note 2) and subsequent new leases, are as follows:

2017	$371,798
2018	741,897
2019	744,620
2020	747,747
2021	713,947
Future	1,884,848
Total	$5,204,857

Note: The above table will change in each future filing due to currency translation as applicable.

As a result of the acquisition on September 1, 2016 (see Note 9), for DEPT-UK, 16 leases, of which one is for the UK administrative office, and 15 operational leases. Various leases have break out dates prior to expiration. See Notes 2 and 9.

The Company entered into two leases during this period and one lease subsequent to May 31, 2017 (see Note 14).

Rent expense for the nine months ended May 31, 2017 and 2016, was $317,616 (£251,893) and $319,567 (£218,290), respectively.

NOTE 12 – CONCENTRATIONS

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

The Company places its temporary cash investments with financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) for the United States and the Financial Services Compensation Scheme (“FSCS”) for the United Kingdom. No amounts exceeded federally insured limits as of May 31, 2017. There have been no losses in these accounts through May 31, 2017.

Concentration of Customer

The Company has one customer, which, for the nine months ended May 31, 2017 and May 31, 2016, had sales of $346,036 (£274,432, 11.5% of total revenue) and $336,752 (£230,040, 11.3% of total revenue), respectively. The Company has a contract with the customer that expires in February 2020.

Concentration of Supplier

The Company does not rely on any particular suppliers for its services.

Concentration of Lender

The Company has two lenders, one a third-party and the other a related party, that makes up its notes payable.

Concentration of Intellectual Property

The Company, after the acquisition of DEPT-UK, owns or has filed for the trademarks “Department of Coffee and Social Affairs,” “Coffeesmiths,” and “Elixir Espresso,” as filed with in Great Britain and Northern Ireland with the Trade Marks Registry, the European Union with the Intellectual Property Office, and the United States with the Patent and Trademark Office.

DOCASA, INC.

and Subsidiaries

Notes to Consolidated Condensed Financial Statements

May 31, 2017

(unaudited)

NOTE 13 – REVENUE CLASSES

Selected financial information for the Company’s operating revenue classes are as follows:

Revenues:	For the nine months ended		For the nine months ended
	May 31, 2017		May 31, 2016
Coffee and complementary food products	$2,642,606	£2,095,784	$2,625,225	£1,793,325
Coffee school	$12,032	£9,542	$16,078	£10,983
Management fees	$346,036	£274,432	$336,753	£230,040
Hot sauce (a)	$-	£0	$-	£0
Total	$3,000,674	£2,379,758	$2,978,056	£2,034,348

___________

(a) For the nine months ended May 31, 2016, due to the reverse merger on September 1, 2016, are not reflective on this table.

Direct costs of revenue:	For the nine months ended		For the nine months ended
	May 31, 2017		May 31, 2016
Coffee and complementary food products	$2,081,488	£1,646,611	$1,749,786	£1,290,715
Coffee school	$1,277	£1,061	$1,745	£1,175
Management fees	$109,551	£90,999	$111,504	£75,085
Hot sauce (a)	$-	£0	$-	£0
Total	$2,192,316	£1,738,670	$1,863,035	£1,366,975

___________

(a) For the nine months ended May 31, 2016, due to the reverse merger on September 1, 2016, are not reflective on this table.

NOTE 14 – SUBSEQUENT EVENTS

Management has reviewed and evaluated subsequent events through the date on which the current financial statements were available to be issued and did not have any material recognizable subsequent events after May 31, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

We believe that it is important to communicate our future expectations to our security holders and to the public. This report, therefore, contains statements about future events and expectations which are “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including the statements about our plans, objectives, expectations and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You can expect to identify these statements by forward-looking words such as “may,” “might,” “could,” “would,” “will,” “anticipate,” “believe,” “plan,” “estimate,” “project,” “expect,” “intend,” “seek” and other similar expressions. Any statement contained in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved.

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

On September 1, 2016, the Company entered into an acquisition agreement (the “Acquisition Agreement”) with Department of Coffee and Social Affairs Limited, a United Kingdom corporation (“Private Company”). Pursuant to the Acquisition Agreement, the Company acquired 99.8% of the Private Company’s voting stock, and the Private Company’s majority shareholder was to receive an aggregate of 170,000,000 shares of the Company’s common stock—110,000,000 shares initially and 60,000,000 shares at a time determined by the Company’s Board of Directors but no later than August 31, 2017, which deadline was subsequently extended to August 31, 2018. Also, on September 1, 2016, the Company acquired 115,000,000 shares of the Company’s common stock (and then cancelled those shares) from Atlantik LP (“Atlantik”) in exchange for issuing Atlantik a promissory note for $320,000, which has since been paid in full. As a result of the acquisition of 99.8% of the voting stock of the Private Company and the cancellation of the 115,000,000 Atlantik shares, the Private Company is now the majority owned subsidiary of the Company, and the Company experienced a change of control.

Prior to the Private Company acquisition, the Company was engaged in the business of commercial production and distribution of hot sauce. After the acquisition, the Company is now engaged in both the historic hot sauce business of the Company, as well as the artisan coffee business of the Private Company.

The financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be able to continue in operation. The Company expects it will require additional capital to meet its long-term operating requirements. The Company expects to raise additional capital through, among other things, the sale of equity or debt securities.

The Company is currently devoting the majority of its efforts toward its specialty coffee business, focused primarily on serving premium single origin coffee to the United Kingdom’s coffee drinkers as well as a selection of quality foods, in addition to its legacy hot sauce business operations.

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-Q.

Results of Operations

For the Three Months Ended May 31, 2017 and May 31, 2016

Revenue

For the three months ended May 31, 2017, the Company had $1,163,202 (£929,245) of revenue, compared to $995,736 (£699,744) for the same period in 2016. Revenue in U.S. Dollars increased by 16.8%, resulting primarily from revenue in British Pounds increased £229,501, or 32.8%, compared to the three months ended May 31, 2016, as a result of multiple new coffee shop locations being in service during the three months ended May 31, 2017, as compared to the three months ended May 31, 2016, with such 32.8% increase in revenue in British pounds partially offset by adverse currency translation effects. In the three months ended May 31, 2017, the Company had 15 coffee shop locations in operation, with six of these locations having opened in December 2016, January 2017 and February 2017, and these new sites providing increased sales of $226,819 (£179,884) during the three months ended May 31, 2017, with sales from these locations anticipated to increase to reflect being fully established. At May 31, 2016, there were 10 locations in full operation. One location was closed during the three months ended May 31, 2017, due to constraining issues related to construction in the area. The Company’s mature coffee shop sites performed within management’s expectations for the three months ended May 31, 2017. Company revenues, by revenue class, are as follows:

Revenues:	For the three months ended		For the three months ended
	May 31, 2017		May 31, 2016
Coffee and complementary food products	$1,009,825	£806,717	$880,806	£618,978
Coffee school	$1,430	£1,142	$5,194	£3,650
Management fees	$151,947	£121,386	$109,736	£77,116
Hot sauce (a)	$-	£0	$-	£0
Total	$1,163,202	£929,245	$995,736	£699,744

___________

(a) For the three months ended May 31, 2016, due to the reverse merger on September 1, 2016, are not reflective on this table.

Operating Expenses

Direct costs of Revenue

For the three months ended May 31, 2017, direct costs of revenue were $903,293 (£701,420) compared to $624,267 (£444,803) for the same period in 2016. For presentation purposes, direct costs of revenue, as reported in U.S. Dollars on the consolidated financial statements, reflects an increase of 44.7% in direct costs of revenue whereas, direct costs of revenue in British Pounds increased £256,617, or 57.7%, as compared to the three months ended May 31, 2016. The increase is primarily due to the increase in coffee shop locations. Specifically, the increased labor costs of £74,806 (£330,568 for the period in 2017 compared to £255,762 for the period in 2016), or 29.2% for the three months ended May 31, 2017 compared to the same period in 2016, were incurred to ensure adequate staffing levels for the four new locations added during this period. The increased labor costs were compliant with management expectations. The cost of revenues, by revenue class, are as follows:

Direct costs of revenue:	For the three months ended		For the three months ended
	May 31, 2017		May 31, 2016
Coffee and complementary food products	$874,210	£678,837	$596,958	£425,344
Coffee school	$625	£485	$495	£353
Management fees	$28,458	£22,098	$26,814	£19,106
Hot sauce (a)	$-	£0	$-	£0
Total	$903,293	£701,420	$624,267	£444,803

___________

(a) For the three months ended May 31, 2016, due to the reverse merger on September 1, 2016, are not reflective on this table.

General and Administrative Expenses

For the three months ended May 31, 2017, general and administrative expenses were $385,398 (£307,869) compared to $339,609 (£238,657) for the same period in 2016. For presentation purposes, general and administrative expenses, as reported in U.S. Dollars, reflects an increase of 13.5% in general and administrative expenses, whereas general and administrative expenses in British Pounds increased £69,212, or 29.0%, as compared to the three months ended May 31, 2016. The expenses for the three months ended May 31, 2017, were as follows: professional fees, $19,253 (£24,760); rent, $124,253 (£92,605); depreciation and amortization, $51,070 (£40,770); and other, $190,822 (£149,734). The expenses for the three months ended May 31, 2016, were as follows: professional fees, $28,131 (£19,769); rent, $100,886 (£70,897); depreciation and amortization, $34,717 (£24,397); property taxes, $50,988 (£35,831); and other, $124,887 (£87,763). For the three months ended May 31, 2017, the Company had expenses related to being a publicly registered entity of $48,994 whereas for the three months ended May 31, 2016, there were no comparable expenses. For the three months ended May 31, 2017, there were one-time expenses related to the opening and/or preparing for the opening of two new coffee shop locations in this period, which expenses were $23,019 (£18,256). The increase in general and administrative expenses during the three months ended May 31, 2017, as compared to May 31, 2016, are therefore primarily a result of the increase in operating expenses associated with being a publicly-registered entity and the increase in expenses associated with opening new coffee shop locations.

Net Loss

The Company generated net losses of $130,981 for the three months ended May 31, 2017, compared to net income of $30,641 for the same period in 2016. For both comparative periods, the Company’s primary expenses were direct costs of revenue. As discussed above, the costs associated with setting up new locations and being a publicly-registered entity resulted in much of the increase in expenses which reduces our net income during the three months ended May 31, 2017, as compared to the three months ended May 31, 2016. For further comparison purposes, deducting the costs of setting up the new locations and the costs of being a publicly-registered entity, we believe our general and administrative expenses would have decreased by $3,205 (instead of the actual increase of $45,789), and that therefore, for comparison purposes only, our net loss would have been significantly less.

The Company has a single customer, which, for the three months ended May 31, 2017 and May 31, 2016, accounted for sales of $156,586 (£121,386, or 13.1% of total revenue in British pounds) and $109,736 (£77,116, or 11.0% of total revenue in British pounds), respectively. The Company has a contract with this customer that expires in February 2020.

For the Nine Months ended May 31, 2017 and May 31, 2016

Revenue

For the nine months ended May 31, 2017, the Company had $3,000,674 (£2,379,758) of revenue, compared to $2,978,056 (£2,034,349) for the same period in 2016. Revenue in U.S. Dollars increased at a lesser percent whereas, as reflected above, revenue in British Pounds increased £345,409, or 17.0%, compared to the nine months ended May 31, 2016. In the nine months ended May 31, 2017, the Company had 15 coffee shop locations in operation, with six of these locations having opened in December 2016, January 2017 and February 2017, and these new sites providing increased sales of $261,016 (£207,005) during the nine months ended May 31, 2017, with sales from these locations anticipated to increase to reflect being fully established. At May 31, 2016, there were 10 locations in full operation. One location was closed during the nine months ended May 31, 2017, due to constraining issues related to construction in the area. The Company’s mature coffee shop sites performed within management’s expectations for the six months ended May 31, 2017. Company revenues, by revenue class, are as follows:

Revenues:	For the nine months ended		For the nine months ended
	May 31, 2017		May 31, 2016
Coffee and complementary food products	$2,642,606	£2,095,784	$2,625,225	£1,793,325
Coffee school	$12,032	£9,542	$16,078	£10,983
Management fees	$346,036	£274,432	$336,753	£230,040
Hot sauce (a)	$-	£0	$-	£0
Total	$3,000,674	£2,379,758	$2,978,056	£2,034,348

___________

(a) For the nine months ended May 31, 2016, due to the reverse merger on September 1, 2016, are not reflective on this table.

Operating Expenses

Direct costs of Revenue

For the nine months ended May 31, 2017, direct costs of revenue were $2,192,316 (£1,738,670) compared to $1,863,035 (£1,366,975) for the same period in 2016. For presentation purposes, direct costs of revenue, as reported in U.S. Dollars on the consolidated financial statements, reflects a slight increase in direct costs of revenue whereas, direct costs of revenue in British Pounds increased £371,695, or 27.2%, as compared to the nine months ended February 28, 2016. The increase is primarily due to the increase in locations. Specifically, the increased labor costs of £54,215 (£809,249 for the period in 2017 compared to £755,034 for the period in 2016), or 7.2% for the nine months ended May 31, 2017 compared to the same period in 2016, were incurred to ensure adequate staffing levels for the four new locations added during this period. The increased labor costs were compliant with management expectations. The cost of revenues, by revenue class, are as follows:

Direct costs of revenue:	For the nine months ended		For the nine months ended
	May 31, 2017		May 31, 2016
Coffee and complementary food products	$2,081,488	£1,646,611	$1,749,786	£1,290,715
Coffee school	$1,277	£1,061	$1,745	£1,175
Management fees	$109,551	£90,999	$111,504	£75,085
Hot sauce (a)	$-	£0	$-	£0
Total	$2,192,316	£1,738,670	$1,863,035	£1,366,975

_____________

(a) For the nine months ended May 31, 2016, due to the reverse merger on September 1, 2016, are not reflective on this table.

General and Administrative Expenses

For the nine months ended May 31, 2017, general and administrative expenses were $1,168,628 (£879,971) compared to $1,025,879 (£700,902) for the same period in 2016. For presentation purposes, general and administrative expenses, as reported in U.S. Dollars, reflect an increase of 13.9% in general and administrative expenses whereas, general and administrative expenses in British Pounds increased £179,069, or 25.5%, as compared to the nine months ended May 31, 2016. The expenses for the nine months ended May 31, 2017, were as follows: professional fees, $127,187 (£78,431); rent, $317,616 (£251,893); depreciation and amortization, $126,357 (£100,211); property taxes, $47,005 (£37,278) and other, $550,463 (£412,157). The expenses f or the nine months ended May 31, 2016 were as follows: professional fees, $77,523 (£53,040); rent, $319,567 (£218,290); depreciation and amortization, $106,640 (£72,872); property taxes, $154,060 (£105,288); and other, $368,089 (£251,412). For the nine months ended May 31, 2017, the Company had expenses related to being a publicly-registered entity of $48,994 whereas the nine months ended May 31, 2016, there were no comparable expenses. For the nine months ended May 31, 2017, there were one-time expenses related to the opening and/or preparing for the opening, of 7 new coffee shop locations in this period, which expenses were $88,393 (£70,102). The increase in general and administrative expenses during the nine months ended May 31, 2017, as compared to May 31, 2016, are therefore primarily a result of the increase in operating expenses associated with being a publicly-registered entity and the increase in expenses associated with opening new coffee shop locations. For comparison purposes, the actual general and administrative expenses for the current operations, excluding the expansion costs and the costs related to being a publicly registered entity, was $1,031,241, which is 88.2% of the reported amount.

Net Loss

The Company generated net losses of $419,769 for the nine months ended May 31, 2017, compared to net income of $84,985 for the same period in 2016. For both comparative periods, the Company’s primary expenses were direct costs of revenue. As discussed above, the costs associated with setting up new locations and being a publicly-registered entity resulted in much of the increase in expenses which reduced our net income during the nine months ended May 31, 2017, as compared to the nine months ended May 31, 2016. For further comparison purposes, deducting the costs of setting up the new locations and the costs of being a publicly registered entity, we believe our general and administrative expenses would have decreased by $137,387, and an impairment expense of $46,566 related to the impairment of goodwill recorded in regards to the acquisition of DEPT-UK, and that therefore, for comparison purposes only, our net loss would have been significantly less.

The Company has a single customer, which, for the nine months ended May 31, 2017 and May 31, 2016, accounted for sales of $346,036 (£274,432, or 11.5% of total revenue in British pounds) and $336,752 (£230,040, or 11.3% of total revenue in British pounds), respectively. The Company has a contract with this customer that expires in February 2020.

Liquidity and Capital Resources

General

At May 31, 2017, the Company had cash and cash equivalents of $193,670. The Company has historically met its cash needs through a combination of cash flows from operating activities and proceeds from private placements of our securities and loans. The Company plans to continue meeting its cash needs through the same methods used historically.

The Company’s operating activities used cash of $125,247 for the nine months ended May 31, 2017, and provided cash in operations of $213,799 during the same period in 2016. The principal elements of cash flow from operations for the nine months ended May 31, 2017, included a net loss of $419,769, impairment expense of $46,566, and an increase in accounts payable of $429,146 offset primarily by an increase in accounts receivable of $423,611.

Cash used in investing activities during the nine months ended May 31, 2017, was $744,601 compared to $248,457 during the same period in 2016, which was primarily related in both periods to the acquisition of fixed assets.

Cash generated in the Company’s financing activities was $972,381 for the nine months ended May 31, 2017, compared to $16,768 during the comparable period in 2016. The Company entered into a line of credit with HSBC which resulted in an increase in borrowings of $1,006,543 for the nine months ended May 31, 2017.

As of May 31, 2017, current assets exceeded current liabilities. Current assets were $1,333,365 at August 31, 2016 and $804,510 at May 31, 2017, whereas current liabilities increased from $803,343 at August 31, 2016, to $1,232,591 at May 31, 2017.

	For the nine months ended
	May 31,
	2017	2016

Cash provided by (used in) operating activities	$(125,247)	$213,799
Cash used in investing activities	(744,601)	(248,457)
Cash provided by (used in) financing activities	972,381	16,768
Net changes to cash	$102,533	$(17,889)

Alleviated Going Concern

Management has evaluated all relative financial information and has determined that management firmly believes the sustainability of the Company is sufficient for the next twelve months from the date of this report. Therefore, the Company’s management does not believe that it should be classified as a going concern.

As required by ASC 205-40-50-12, the principal conditions that raised substantial doubt about the Company’s ability was based on the Company being profitable prior to the implementation of its expansion objectives, along with the reverse merger on September 1, 2016, has since accumulated losses related to the expansion and the costs of being a publicly registered entity, and has negative cash flows from operations, and at May 31, 2017, offset by a working capital surplus and stockholders’ equity of $0.1 million and $1.0 million, respectively. Management plans to mitigate this concern with related party and third-party financing which has already been secured.

Off Balance Sheet Arrangements

The Company currently has no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Changes in Accounting Principles. No significant changes in accounting principles were adopted during the period ended May 31, 2017.

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

Impairment of Long-Lived Assets. The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

Changes in Internal Control Over Financial Reporting

As described herein, we experienced a change of control as a result of the acquisition of DEPT-UK. In connection with the acquisition, (i) Stefan Allesch-Taylor and Matthew Gill were appointed to serve on our Board of Directors, serving as Chairman and Vice-Chairman, respectively, Ashley Lopez was appointed as our Chief Executive Officer and President, and Kazi Shahid was appointed Chief Financial Officer. Due to acquisition and our modified business plan, we are in the process of finalizing our controls over our new business operations and processes. In March 2017, Mr. Shahid resigned as Chief Financial Officer of the Company and its subsidiary, DEPT-UK, and our Chief Executive Officer, Ms. Lopez, assumed, on an interim basis, the duties of the Chief Financial Officer. There are no changes in our internal controls over financial reporting other than as described above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 6, 2017, the Board of Directors approved the issuance of 2,936,000 shares of common stock to Allesch-Taylor, which are part of the 60,000,000 shares that are required to be issued to Allesch-Taylor by the Company by August 31, 2018. Subsequent to the issuance, Allesch-Taylor assigned the 2,936,000 shares of common stock to a third party.

The shares described above were issued or will be issued based on exemptions from registration under Section 4(a)(2) of the Securities Act of 1933 and Regulation D promulgated thereunder as there was no general solicitation, and the transactions did not involve a public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On April 6, 2017, the Board of Directors approved the issuance of 2,936,000 shares of common stock to Allesch-Taylor, which are part of the 60,000,000 shares that are required to be issued to Allesch-Taylor by the Company by August 31, 2018. Subsequent to the issuance, Allesch-Taylor assigned the 2,936,000 shares of common stock to a third party.

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

32.1 (1)	Certification of Principal Executive Officer of DOCASA, Inc. (f/k/a FWF Holdings, Inc.) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
32.2	Certification of Principal Accounting Officer of DOCASA, Inc. (f/k/a FWF Holdings, Inc.) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
99.1	Unaudited Pro-Forma Condensed Combined Financial Statements (incorporated by reference to our Current Report on Form 8-K filed on January 20, 2017)
101.INS (1)	XBRL Taxonomy Extension Instance Document
101.SCH (1)	XBRL Taxonomy Extension Schema Document
101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

(1)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 17, 2017	By:	/s/ Ashley Lopez
Ashley Lopez
Principal Executive Officer And Interim Principal Financial Officer

