Form 10-K
period 2017-08-31
DOCASA Inc.
filed 2017-12-18
CIK 1619055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number: 333-199583

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☒ Yes    ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes    ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes    ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

On February 28, 2017, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $44,160,000, based upon the closing price on that date of the common stock of the registrant on the OTC Link system of $1.20/share. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its common stock are deemed affiliates of the registrant.

As of December 11, 2017, the registrant had 160,012,875 shares of its common stock, $0.001 par value, outstanding. The Company has 47,087,125 shares of its common stock conditionally issuable.

2

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our financial statements for DOCASA, Inc. Such discussion represents only the best present assessment from our Management.

3

PART I

Item 1. Business.

General Overview

DOCASA, Inc. (the “Company,” “we,” “us,” “our,” or “DOCASA”) was incorporated in the State of Nevada on July 22, 2014, under the name of FWF Holdings, Inc. The Company changed its name on August 4, 2016. On August 4, 2016, the Company filed to change its fiscal year end from July 31st to August 31st.

On July 8, 2016, the Company experienced a change in control. Atlantik LP (“Atlantik”) acquired a majority of the issued and outstanding common stock of the Company in accordance with a stock purchase agreement by and between Atlantik and Nami Shams (the “Seller”). On the closing date, July 8, 2016, pursuant to the terms of the stock purchase agreement, Atlantik purchased from the Seller 115,000,000 shares of the Company’s outstanding restricted common stock for $200,000, representing 75.8% of the Company’s outstanding common stock at that time.

On September 1, 2016, the Company acquired 99.8% of the voting stock of the Department of Coffee and Social Affairs Limited, a United Kingdom corporation (the “DEPT-UK”), and the Company agreed to issue DEPT-UK’s majority shareholder 170,000,000 shares of the Company’s common stock—110,000,000 shares initially and 60,000,000 shares at a time determined by the Company’s Board of Directors but no later than August 31, 2017, which deadline was subsequently extended to August 31, 2018. Also on September 1, 2016, the Company acquired 115,000,000 shares of the Company’s common stock from Atlantik in exchange for issuing Atlantik a promissory note for $320,000, which shares were then cancelled and which note has since been paid in full. As a result of the acquisition and the issuance of the initial 110,000,000 shares of common stock, and the cancellation of the 115,000,000 Atlantik shares, DEPT-UK is now the majority-owned subsidiary of the Company, and the Company experienced a change of control.

DEPT-UK formed a wholly-owned subsidiary, Department of Coffee and Internal Affairs Limited (“DCIA”), on September 11, 2014, as filed with the Registrar of Companies for England and Wales. As of August 31, 2017, DCIA has had no operations or activity.

On April 5, 2017, the Company formed Department of Coffee and Social Affairs IL, Inc. (“DEPT-IL”), an Illinois corporation.

On May 18, 2017, the Company formed Department of Coffee and Social Affairs White Space Limited (“DEPT-UKWS”), as filed with the Registrar of Companies for England and Wales. It is a subsidiary of DEPT-UK.

For financial reporting purposes, the acquisition of DEPT-UK and the change of control in connection with acquisition represented a "reverse merger" rather than a business combination, and DEPT-UK is deemed to be the accounting acquirer in the transaction. For the periods subsequent to August 31, 2016, the acquisition is being accounted for as a reverse-merger and recapitalization. DEPT-UK is the acquirer for financial reporting purposes, and the Company (DOCASA, Inc., f/k/a FWF Holdings, Inc.) is the acquired company. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the acquisition are those of DEPT-UK and have been recorded at the historical cost basis of DEPT-UK, and the financial statements after completion of the acquisition include the assets and liabilities of both the Company and DEPT-UK, and the historical operations of DEPT-UK prior to closing and operations of both companies from the closing of the acquisition.

We are currently devoting all of our efforts to the specialty coffee industry, specifically with company-operated stores. The Company generates revenue through sales at fifteen existing and seven currently under construction, company-operated stores in the United Kingdom and the United States (“US”). Our objective is to continue to be recognized as one of the upper tier specialty coffee retail operations in our market. Similar to leading operators, we sell our proprietary coffee and related products, and complementary food and snacks.

Our growth plans currently include expansion in certain European countries, the US and China. The Company also intends to pursue commercial agreements in other countries through strategic licensing agreements.

The Company reports its business under the following SIC Codes:

SIC Code	Description

5810	Retail - Eating & Drinking Places
5812	Eating Places

Our corporate headquarters are located at 1901 North Roselle Road, Suite 800, Schaumburg, Illinois, 60195. The Company’s primary website is www.docasainc.com, and its website for its specialty coffee operations is www.departmentofcoffee.com. These websites are not incorporated in this Form 10-K.

4

Overview

The Company’s main operational subsidiary, DEPT-UK (“Department of Coffee and Social Affairs Limited”), is a specialty artisan coffee company that serves premium single origin coffee to the United Kingdom’s discerning coffee drinkers as well as a selection of quality foods and coffee related retail products. Department of Coffee and Social Affairs served its first coffee in December 2010 and currently serves over 1,000,000 coffees per year. Department of Coffee and Social Affairs has fifteen existing and seven currently under construction, company-operated stores in the UK and the US, with an additional pipeline in the UK and the US and is seeking to rapidly grow to become the UK’s first truly nationwide specialty coffee company and to grow rapidly in select US cities.

To serve single origin coffee requires a sourcing chain that extends from the farm and workers, to picking and packaging, screening and grading, brokerage, shipping, roasting and – finally – coffee making. By working closely with our suppliers, we are able to bring some of the best coffees in the world to our customers. The grades of coffee we buy can only be produced by farmers who have a passion for their crop and are skilled in agribusiness.

Good quality coffee does not mean you will personally like it. That is why we sample our coffee blindly and judge on flavor clarity and ability to pique our interest. Because we buy from specific producers, we expect distinct and definable flavors, and we want those to be complimentary – or to collide in an interesting way. We encourage our customers to try as many coffees as possible to learn which types of flavor they enjoy. You will find that there is no such thing as the universal ‘perfect’ coffee. There are flavors that suit certain times, moods, foods and occasions.

The Department of Coffee and Social Affairs brand is an award-winning and recognized leader in the UK specialty coffee market. The plan for the Company is to continue to grow by implementing an aggressive roll out of further shops in London, other UK cities and certain cities in the US. Department of Coffee and Social Affairs will offer even more consumers access to premium quality coffee.

Less known about Department of Coffee and Social Affairs is the meaning behind the second part of our name, “Social Affairs,” which refers partly to our customers’ coffee drinking experience, but also refers to our humanitarian work. Members of our team are both board members and volunteers for a number of UK and international charities.

Company Operated Stores

Department of Coffee and Social Affairs operated stores are normally located in high foot traffic areas within close proximity to retail areas, transport stations, office buildings and university campuses. Due to our “no two shop looks alike policy,” we are able to turn unusual spaces into prime retail coffee locations. Our coffee shops range from 500 square feet to 3,000 square feet. The following our examples of spaces we have designed to fit the community our shops operates in.

5

LEATHER LANE

DEPARTMENT OF COFFEE AND SOCIAL AFFAIRS
DEPARTMENT OF COFFEE
AND SOCIAL AFFAIRS

CARNABY

6

NORTON FOLGATE
ESPRESSO £2.40
ESPRESSO LONG £2.50
MACCHIATO £2.50
PICCOLO £2.60
FLAT WHITE £2.70
LATTE £2.80 £3.00
CAPPUCCINO £2.80 £3.00
MOCHA £3 £3.20
HOT CHOCOLATE £2.80 £3.00
EXTRA SHOT + 30p
DECAF + 30p
SOY + 50p
Love Priceless
TAKE OUT MENU
DEPARTMENT OF COFFEE AND SOCIAL AFFAIRS
FILTER OPTIONS
THE GOLDEN CHILD - COLOMBIA

PICCADILLY

7

OLD SPITALFIELDS MAR
DEPARTMENT OF COFFEE AND SOCIAL AFFAIRS
SPITALFIELDS

DEPARTMENT OF COFFEE AND SOCIAL AFFAIRS
BOXPARK
BOX PARK 67

8

DEPARTMENT OF COFFEE
AND SOCIAL AFFAIRS
Sale
KINGSTON

DEPARTMENT OF COFFEE
AND SOCIAL AFFAIRS
WHITECHAPEL

9

BRISTOL

DEPARTMENT OF COFFEE
AND SOCIAL AFFAIRS
MANCHESTER

Our shops offer a range of coffee beans exclusive to Department of Coffee and Social Affairs. These beans are used to craft a selection of single origin espresso based coffees and filter (drip) coffee options. In addition to our core coffee menu, we offer Canton Tea (www.cantonteaco.com), a premium supplier of loose leaf and tea pyramids in the UK, cold pressed juices by MOJUÒ (www.mojudrinks.com), Karma ColaÓ (www.karmacola.co.uk) soft drink range and Thirsty Planet (www.thirstyplanet.net) bottled water. It is our goal to have unique high-quality beverages that are served alongside our specialty coffee.

11

Department of Coffee and Social Affairs stores also offer an assortment of artisan cakes, pastries, sandwiches, savory foods and gluten free and health focused food ranges. Our food menu is selected to complement our single origin coffees; we only source high quality ingredients and flavors. A selection of home coffee making equipment, accessories and roasted coffee beans are sold in our stores.

Apple Spice Muffin £3.60
Luxurious lemon & poppy seed muffins. £3.60

Internal Affairs

Department of Coffee and Social Affairs began to serve the needs of large organizations that were looking to create a better working environment for their employees by providing a quality coffee offering in their workplaces. It is an uncompromising Department of Coffee and Social Affairs offering.

After several months of research, we found out that 90% of employees are more productive if they can get a beverage they want at work and that 91% of employees believe that a hot-beverage break is a good way to reduce stress before starting a new activity and saw an increase in employee satisfaction after such a break. In addition, four out of five employees preferred better coffee options at work, and having such an option makes them less likely to want to leave the office. (Source: National Automatic Merchandising Association)

Our first Department of Coffee and Internal Affairs shop (which uses our Department of Coffee and Social Affairs brand) opened in July 2014, and we now operate 4 internal coffee bars across London.

2 locations at Warwick

Members Club

In 2017, Department of Coffee and Social Affairs created Department of Coffee and Social Affairs Members Club, a new co-working concept inspired by customers who enjoy using coffee shops as a place to work and host business meetings. With 1.91 million professional freelancers in the UK, and a clear shift to the gig economy, the increasing demand for flexible workspace is constantly growing. We see this as an opportunity to capitalise on this demand by dedicating space in specific sites to cater for those professionals who need alternative co-working space. The Members Club will sell monthly and yearly memberships creating a highly scalable annuity style income for the Company and will be incorporated under the subsidiary, Department of Coffee and Social Affairs White Space Limited.

The first Members Club will open in Manchester, UK, in December 2017. The 3,000-square foot space will house a coffee shop at the front and state of the art co-working space at the back, the entire site having been designed to embody everything that a customer loves about working in a coffee shop but with the additional office amenities that nomadic workers need.

This new concept allows the Company to pursue larger locations in city centers, and this a concept that we will actively look to roll out across the country in line with our national rollout strategy. We will seek to launch the concept in Chicago in 2018.

Additional Revenue Segments

Roasted Coffee Beans

To serve single origin coffee requires a sourcing chain that extends from the farm and workers, to picking and packaging, screening and grading, brokerage, shipping, roasting and – finally – coffee making. By working closely with our partners, we are able to bring some of the best coffees in the world to our customers. The grades of coffee we buy can only be produced by farmers who have a passion for their crop and are skilled in agribusiness. Because we buy from specific producers, we expect distinct and definable flavors and we want those to be complementary – or to collide in an interesting way. We encourage our customers to try as many coffees as possible to learn which types of flavor they enjoy. There are flavors that suit certain times, moods, foods and occasions. Our selection of single origin coffee beans are exclusive to Department of Coffee and Social Affairs and are only available in our stores and on our website.

Home Barista

Our stores offer a range of home coffee brewing equipment and coffee accessories. We also offer a variety of Coffee School courses each week where customers learn the science and craft of espresso and home brewing techniques, customers enroll and pay via our website and courses are conducted after normal business hours in our various store locations. We want to be able to provide our customers with a specialty coffee drinking experience at home. Coffee School is also becoming an increasingly popular corporate event for companies looking to provide a different group experience for their staff and clients.

14

Online Store

Our online store sells coffee beans, coffee subscriptions, coffee machines, coffee making equipment, reusable branded travel coffee cups, coffee schools and gift cards. Our online store ships to the entire European Union allowing us access to different European markets.

16

Customers

Our customer base is widespread with people from various backgrounds frequenting our shops. Due to the growth of the specialty coffee market and the rise of the conscious consumer, our customer base demands a high-quality product that is ethically sourced and produced. Coffee is an industry with no clear demographic, spanning all age groups and affluence and is a product that spans every corner of the UK and US.

Sales Targets

Our target customer market in the UK and US is coffee drinkers. As more consumers become interested in coffee and move towards the higher-end of the specialty coffee spectrum, our target market increases. We aim to educate consumers about the difference between specialty grade coffee and below standard grade coffee and, through this, we assist in raising their coffee expectations. In addition to serving specialty coffee, we offer our range of high-end teas to attract tea drinkers who also have high expectations of their tea providers enabling us to reach an even broader market.

Social Impact

“We measure our commercial success equally to our social impact; we think that every company, everywhere, should do the same.”

- Chairman Professor Stefan Allesch-Taylor CBE

We are committed to being a socially impactful company in the communities we work in and in certain places around the world that need positive change. Our Social Impact strategy is an important element of our overall business strategy. We believe through our Social Impact Strategy our stakeholders benefit, including employees, partners, customers, suppliers, shareholders and others.

Less known about Department of Coffee and Social Affairs is the meaning behind the second part of our name, “Social Affairs,” which refers partly to our customers coffee drinking experience, but also refers to our humanitarian work.

Members of our team are both board members and volunteers for a number of national and international charities. These include the award-winning Charity Pump Aid which provides safe clean water to over 1.35 million of the poorest people in Sub-Saharan Africa. We work on a number of joint awareness and marketing campaigns to raise awareness and funding for Pump Aid.

We provide mentoring and administrational support to The Afri-CAN Children’s Charity. Their mission is to create, finance and mentor sustainable programs, NGOs and social ventures in Sub-Saharan Africa to alleviate poverty and hunger, to improve education, to provide skills training, and to provide employment. They focus on the poorest communities in Sub-Saharan Africa.

We also support the London-based charity Team Up, Team Up trains volunteer undergrad students to tutor disadvantaged children in private lessons. We also fund the Central London Rough Sleeper Committee events which are held every two weeks providing hot meals and support to the homeless, where our staff are regular volunteers at these events.

Pump
Aid

DEPARTMENT
AND SOCIAL
WATER IS THE KEY TO LIFE
TEXT "KEY" TO 70500
TO DONATE £5
Pump
Aid Beyond Water

ABOUT THE UK COFFEE MARKET

After 18 years of considerable continued growth, the coffee shop market is one of the most successful in the UK economy. The total UK coffee shop market delivered a growth of 12% in turnover to reach £8.9 billion (US$11.7 billion) in 2016. The branded coffee shop chains had an estimated annual turnover of £3.7 billion (US$4.9 billion) in and sales growth of 11.2% in 2016. The branded coffee shop chain market is forecasted to reach £6 billion (US$7.9 billion) annual revenue by 2021.

The UK has become a nation of coffee drinkers, with coffee shop visitors purchasing an estimated 2.3 billion cups of coffee per year in stores. Consumers are more knowledgeable and empowered with choice than ever before, and the rise of artisan coffee has driven the desire for premium quality coffee. As coffee shops are increasingly viewed as the local of choice by British consumers, coffee shops are set to outnumber pubs in the UK by 2030.

The UK coffee shop market will continue to grow with the market forecasted to exceed £16 billion (approximately US$21.4 billion) per annum by 2025 (source: Allegra Strategies, World Coffee Portal, Project Café 2017 UK Report).

(Data obtained from reports and other information compiled by Allegra Strategies, World Coffee Portal 2017.)

FUTURE OF THE UK COFFEE MARKET

According to Allegra Strategies, “Small and medium sized boutique chains are gaining momentum and driving the comparable sales growth across the sector, ahead of the leading chains. Increased merger and acquisition activity throughout 2016 signifies the strength of the vibrant coffee shop market in the UK. Allegra identifies that a new 5th Wave, The Business of Coffee, represents an important new era for the global coffee industry. The 5th Wave encompasses a compelling combination of all four previous waves – Tradition, Chains, Artisan, and Science – where high quality boutique chains will be a major feature of the market going forward. These highly targeted operators are adopting a more advanced set of business practices to deliver authentic, artisan concepts at scale.” (Source: Allegra Strategies, World Coffee Portal, Project Café 2017 UK Report).

ABOUT THE US COFFEE MARKET

In 2016, the US coffee shop market had considerable growth with a 7.4% increase in revenue to reach US$41 billion, this is forecasted to reach US $85 billion by 2025. The coffee-focused-chain segment had an 8.2% revenue growth to reach US$29 billion.

The US is a nation of coffee drinkers consuming 23 cups of coffee a week in various location with regular coffee shop visitors consuming 4 cups of coffee per week in coffee shops on average. According to Allegra Strategies, “With the emergence of the rapidly expanding artisan scene, a growing number of Americans are becoming coffee connoisseurs demanding greater quality coffee wherever they are. 55% of the 5,000+ consumers surveyed by Allegra WCP state they would be willing to spend more for higher quality coffee in coffee shops, giving an average price ceiling of $3.18 per beverage. Millennials are the driving force in the increase of espresso-based beverage consumption and are much more likely to order cappuccino (19%) than a filter coffee (8%).” (Source: Allegra Strategies, World Coffee Portal, Project Café 2017 US Report).

More people are drinking coffee out-of-home than ever, reaching a high of 46% in 2017. Low unemployment and continued economic growth have enabled consumers to increase their coffee consumption out-of-home, and this trend should continue in 2017. Shifts in household composition are favoring the steady rise in out-of-home coffee sales. The growing importance of millennials in the US also supports more out-of-home and premium coffee consumption. They now make up the largest generation in US history, and next year, they will have the highest combined spending power of any living generation. (Source: Euromonitor, Rabobank 2016)

FUTURE OF THE US COFFEE MARKET

With the rise of an espresso-based coffee culture and increased consumer expectations for quality and experience, Allegra World Coffee Portal observes higher quality coffee standards across the market. The coffee shop market is moving beyond artisan coffee to a greater level of professionalism. In an environment transformed by technology, urbanization and instant access to information, consumers are becoming more sophisticated. Boutique chains are adopting more refined business practices to deliver higher standards of quality coffee. (Source: Allegra Strategies, World Coffee Portal, Project Café 2017 US Report).

COMPETITION AND COMPETITVE EDGE

The UK and US coffee shop market is made up of branded coffee-focused and food-focused chains, independent specialty shops and chains and non-specialist including supermarket cafes, department store cafes, retail shops with cafes, pubs, hotels, motorway service stations, forecourts and fast food outlets. Certain branded coffee-focused chains currently have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do, however their ability to deliver specialty quality coffee is limited. Our competitive edge is our focus and ability to deliver consistent quality coffee to consumers. This is done through the hiring and training of highly skilled baristas, sourcing only the highest-grade single origin green coffee available and working with experts in the specialty coffee industry to continually innovate the way we make and talk about coffee.

Unlike other independent and specialty shops and chains who have shifted their proposition towards being more closely identified to a restaurant than a coffee shop, we have continued to focus predominately on coffee and in perfecting our craft. In doing so, our customer base understands our quality proposition and it enables us to create a differentiator with prospective landlords specifically seeking a quality coffee shop offering for premium locations rather than a restaurant offering.

Many of our competitors have a formulaic approach to site design and layout whereas our commitment is to ensure that no two shop designs will ever look alike because we always seek to be ‘the’ local coffee shop. We look for design and material originality that reflects the location wherever the shop is and that the unique design reflects the local community the shops are operating in is a part of our brand positioning. This is one of our unique selling points. According to Allegra Strategies, “Coffee shops are playing an increasingly important role in the UK, enhancing the social vibrancy of a community and contributing significantly to employment and the economy. The third wave/specialty coffee has raised consumer expectations about coffee quality and store design.” (Source: Allegra Strategies, World Coffee Portal, Project Café 2016 UK Report)

The ‘Social Affairs’ part of our name alludes to our desire to be a socially impactful company locally, nationally and internationally, consumers in the UK and elsewhere are holding their choice brands to an increasingly higher standard of social awareness and impact. We see our increasing social impact as both good business and a wholly responsible way of being part of a broader community. We see the benefit of nurturing and maintaining this culture in our Company every day.

Customers

Our customer base is widespread with people from various backgrounds frequenting our shops. Due to the growth of the specialty coffee market and the rise of the conscious consumer, our customer base demands a high-quality product that is ethically sourced and produced. Coffee is a product that spans every corner of the UK and the US.

Intellectual Property

Website

We assert common law copyright in the contents of our websites, www.docasainc.com and www.departmentofcoffee.com, and common law trademark rights in our business name and related product labels. We have not registered for the protection of all of our copyrights, trademarks, patents or designs, although we may do so in the future as we deem necessary to protect our business.

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

Employees

As of August 31, 2017, we have 119 employees, of which 24 are salaried and 95 of which are hourly (of which 53 are full-time and 42 are part-time).

Property

We lease office space in Schaumburg, Illinois, pursuant to a lease on a month-to-month basis. This facility serves as our corporate headquarters. Our operations in the United Kingdom (“UK”) have a UK administrative office and 15 storefronts. We have one storefront in the United States. Each location is subject to a lease agreement with different terms and conditions.

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

Item 1A. Risk Factors.

You should carefully consider the risks described below. If any of the risks and uncertainties described in the cautionary factors described below actually occurs, our business, financial condition and results of operations, and the trading price of our common stock could be materially and adversely affected. Moreover, we operate in a very competitive and rapidly changing environment. New factors emerge from time to time and it is not possible to predict the impact of all these factors on our business, financial condition or results of operations.

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of our common stock could decline, and investors could lose all or part of their investment.

Risks Related to Our Business

We have limited operating history and our foreseeable future is uncertain.

DOCASA, Inc. had limited operations until the reverse merger on September 1, 2016, when the Company acquired Department of Coffee and Social Affairs Ltd. (“DEPT-UK”), which was initially formed in 2009. DEPT-UK opened its first store in December 2010. On August 31, 2017, the Company discontinued the prior operations of the Company. For our year ended August 31, 2017, we experienced net losses of $1,425,846. We used cash in operating activities of $731,424 in 2017. As of August 31, 2017, we had an accumulated deficit of $2,766,367. In addition, we could incur additional losses in the foreseeable future as we expand operations, and there can be no assurance that we will achieve profitability and/or maintain profitability, if achieved. Our future viability, profitability and growth depend upon our ability to successfully operate, expand our operations and obtain additional capital. There can be no assurance that any of our efforts will prove successful or that we will not continue to incur operating losses in the future.

We currently do not have substantial cash resources to execute our expansion plans. If we cannot raise additional funds or generate more revenues, we will not be able to execute our expansion plans which would provide additional revenue, profits, and working capital and will probably not be able to continue as a going concern.

As of August 31, 2017, our available cash balance was $93,400. We will need to raise additional funds to execute our business plan. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

We may be required to pursue sources of additional capital through various means, including joint-venture projects and debt or equity financings. Future financings through equity investments will be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly-issued securities may include preferences, superior voting rights, the issuance of warrants or other convertible securities, which will have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition and results of operations.

Our ability to obtain needed financing may be impaired by such factors as the weakness of capital markets and the fact that we have not been profitable, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

We may not be able to secure additional financing to meet our future capital needs.

We anticipate needing significant capital to execute our expansion plans. We may use capital more rapidly than anticipated and incur higher operating expenses than expected, and will be depend on external financing to satisfy our operating and capital needs. Any sustained weakness in the general economic conditions and/or financial markets in the United Kingdom and/or the United States, as well as globally, could adversely affect our ability to raise capital on favorable terms or at all. We may also rely in the future, on access to financial markets as a source of liquidity to satisfy working capital requirements and for general corporate purposes. We may be unable to secure debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding. If we do raise funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced, and the securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock or may be issued at a discount to the market price of our common stock which would result in dilution to our existing stockholders. If we raise additional funds by issuing debt, we may be subject to debt covenants, which could place limitations on our operations including our ability to declare and pay dividends. Our inability to raise additional funds on a timely basis would make it difficult for us to achieve our business objectives and would have a negative impact on our business, financial condition and results of operations.

Our business and operating results could be harmed if we fail to manage our growth or change.

Our business may experience periods of rapid change and/or growth that could place significant demands on our personnel and financial resources. To manage possible growth and change, we must locate and retain skilled sales people, marketers, management, and other personnel, and solicit and obtain adequate funds in a timely manner. If we fail to effectively manage our human or financial resources during the growth of our business, our business may fail which would cause you to lose your investment.

Our profitability depends, in part, on our success and brand recognition, and we could lose our competitive advantage if we are not able to protect our trademarks against infringement, and any related litigation could be time-consuming and costly.

We believe our brand will gain substantial recognition by consumers in the United States, to complement our operations in the United Kingdom. We have registered the “Department of Coffee and Social Affairs” trademark with the applicable regulatory agencies in the United Kingdom and the United States. Use of our trademarks or similar trademarks by competitors in geographic areas in which we have not yet operated could adversely affect our ability to use or gain protection for our brand in those markets, which could weaken our brand and harm our business and competitive position. In addition, any litigation relating to protecting our intellectual property against infringement could be time-consuming and costly.

Attraction and retention of qualified personnel is necessary to implement and conduct our sales and marketing efforts.

Our future success will depend largely upon the continued services of our Board members, executive officers, and other key personnel. Our success will also depend on our ability to continue to attract and retain qualified personnel with industry experience. Key personnel represent a significant asset for us, and the competition for qualified personnel is intense. We do not have key-person life insurance coverage on any of our personnel. The loss of one or more of our key people or our inability to attract, retain and motivate other qualified personnel could negatively impact our ability to develop or to sustain our operations.

We are exposed to risks associated with the ongoing financial crisis and weakening global economy, which increase the uncertainty of consumers purchasing products.

The recent severe tightening of the credit markets, turmoil in the financial markets, and weakening global economy are contributing to a decrease in consumer confidence. If these economic conditions are prolonged or deteriorate further, the market for our products will decrease accordingly.

RISKS ASSOCIATED WITH OUR INDUSTRY

Economic conditions in the United Kingdom and/or the United States could adversely affect our business and financial results.

We are a coffee shop company in the United Kingdom, which is expanding to the United States, and we are dependent upon consumer discretionary spending. Changes in economic conditions may affect our operations. Adverse economic conditions for our customers, which could have less money for discretionary purchases, could discontinue or decrease their purchases of our products. The resultant effect could decrease customer traffic and/or the average value per transaction. This effect will negatively impact our performance on a financial basis as reduced revenues without a parallel decrease in expenses, would potentially adversely affect profits. Reduction in sales would adversely affect our margins, comparable store sales, and ultimately, our earnings per share. There are additional risks that if negative economic conditions continue over an extended period of time or deteriorate more, consumers may make extended changes to their discretionary purchasing habits, which would include reduced discretionary purchases.

Incidents involving food or beverage-borne illnesses, contamination, mislabeling or tampering, whether or not substantive, as well as negative opinions, either publicly or medically, about the effects of consuming our products, could adversely affect our business.

Adverse instances or reports, whether true or not, of unclean water supply or food-safety issues, such as food or beverage-borne illnesses, tampering, contamination or mislabeling, either during growing, manufacturing, packaging, storing or preparation, have in the past severely injured the reputations of companies in the food and beverage processing, grocery and quick-service restaurant sectors and could affect us as well. Any report linking us to the use of unclean water, food or beverage-borne illnesses, tampering, contamination, mislabeling or other food or beverage-safety issues could damage our brand value and adversely affect sales of our food and beverage products and possibly lead to product liability claims, litigation (including class actions) or damages. Clean water is critical to the preparation of coffee and our ability to ensure a clean water supply to our stores can be limited, particularly in certain locations. If customers become ill from food or beverage-borne illnesses, tampering, contamination, mislabeling or other food or beverage-safety issues, we could be forced to temporarily close some stores and/or supply chain facilities, as well as recall products. In addition, instances of food or beverage-safety issues, even those involving solely the restaurants or stores of competitors or of suppliers or distributors (regardless of whether we use or have used those suppliers or distributors), could, by resulting in negative publicity about us or the foodservice industry in general, adversely affect our sales on a regional or national basis. A decrease in customer traffic as a result of food-safety concerns or negative publicity, or as a result of a temporary closure of any of our stores, product recalls or food or beverage-safety claims or litigation, could materially harm our business and results of operations.

Some of our products contain caffeine, dairy products, sugar and other compounds and allergens, the health effects of which are the subject of public and regulatory scrutiny, including the suggestion that excessive consumption of caffeine, dairy products, sugar and other compounds can lead to a variety of adverse health effects. Particularly in the U.S., there is increasing consumer awareness of health risks, including obesity, due in part to increased publicity and attention from health organizations, as well as increased consumer litigation based on alleged adverse health impacts of consumption of various food and beverage products. While we have a variety of beverage and food items, including items that are coffee-free and have reduced calories, an unfavorable report on the health effects of caffeine or other compounds present in our products, whether accurate or not, or negative publicity or litigation arising from certain health risks could significantly reduce the demand for our beverages and food products and could significantly adversely affect our business and results of operations.

The value of our brands is crucial to our success. Failure to preserve their value could have a negative impact on our financial results.

We have built brand recognition in the United Kingdom and have an excellent reputation. As we expand to the United States, the value of our brand should continue to increase as we strive to consistently provide the consumer a positive experience. Our business plan, which provides for continued expansion in the United Kingdom and the initial expansion in the United States, relies on the value of that brand and our relationships with business partners, third-party manufacturers, and others. Our logo will continue to be used, both by our internal operations as well as potential licensees and foodservice operations, as our logoed beverages and other complementary products are provided to our customers. We provide support to these third-parties, monitor their activities, but the quality of the product and service they provide to the consumer may be diminished by any number of factors beyond our control, including various pressures they may encounter. Our core belief is that consumers expect the same quality of products and service from any branded outlet for our products. Our products that we provide to our consumer are sourced from a wide variety of business partners in our supply chain operations, and in certain situations, the products are produced or sourced locally by our business partners. As these business partners utilize our logo as part of their service to the consumer, we do not monitor the quality of products not under our brand, which are served to consumers.

Adverse consumer incidents, whether isolated or recurring, whether caused by us or our business partners, that potentially tarnish our consumer’s trust, including, but not limited to, perceived breaches of privacy, contaminated products, product recalls or other potential incidents as included in this risk factors section, especially if the incident causes significant publicity, including the immediate distribution through social or digital media, or result in litigation, and our failure to respond accordingly to these incidents, could materially adversely impact our brand value and have a negative impact on our financial results. The demand by consumers for our products could decrease materially if we or other third-parties, including business partners, fail to maintain the quality of our products, are interpreted to act in an unethical or socially irresponsible manner, including with respect to the sourcing, content or sale of our products or the use of consumer data, fail to comply with laws and regulations or fail to deliver positive consumer experiences on continuously in all of our markets, including the ability to procure and retain employees that create a positive experience with our brand. Also, inadequate use of our brand and other intellectual properties, as well as the protection of these properties, including the unauthorized use of our brand or other intellectual properties, can adversely affect our customer’s perception of us which would adversely impact our financial results.

The unauthorized access, theft or destruction of financial, customer or employee personal information, or of our intellectual property, or of other confidential information, as all are stored in our information systems, or by third-parties as contracted by us, could adversely affect our brand, reputation, and more, which could lead to potential liability and decreased revenues.

Our information technology systems, such as those we use for our point-of-sale, web and mobile platforms, including online and mobile payment systems and rewards programs, and for administrative functions, including human resources, payroll, accounting and internal and external communications, as well as the information technology systems of our third-party business partners and service providers, can contain personal, financial or other information that is entrusted to us by our customers and employees. Our information technology systems also contain our proprietary and other confidential information related to our business, such as business plans, product development initiatives and designs. Other retail companies, including our competitors, we could in the future have to deal with potential attempts to compromise our information technology systems. To the extent we or a third-party were to experience a material breach of our or such third-party’s information technology systems that result in the unauthorized access, theft, use or destruction of customers' or employees' data or that of the Company stored in such systems, including through cyber-attacks or other external or internal methods, it could result in a material loss of revenues from the potential adverse impact to our reputation and brand, our ability to retain or attract new customers and the potential disruption to our business and plans. Such security breaches also could result in a violation of applicable U.S. and international privacy and other laws, and subject us to private consumer or securities litigation and governmental investigations and proceedings, any of which could result in our exposure to material civil or criminal liability. Our reputation and brand and our ability to attract new customers could also be adversely impacted if we fail, or are perceived to have failed, to properly respond to these incidents. Such failure to properly respond could also result in similar exposure to liability. Significant capital investments and other expenditures could be required to remedy the problem and prevent future breaches, including costs associated with additional security technologies, personnel, experts and credit monitoring services for those whose data has been breached. These costs, which could be material, could adversely impact our results of operations in the period in which they are incurred and may not meaningfully limit the success of future attempts to breach our information technology systems.

Media or other reports of existing or perceived security vulnerabilities in our systems or those of our third-party business partners or service providers, even if no breach has been attempted or has occurred, can also adversely impact our brand and reputation and significantly impact our business. Additionally, the techniques and sophistication used to conduct cyber-attacks and breaches of information technology systems, as well as the sources and targets of these attacks, change frequently and are often not recognized until such attacks are launched or have been in place for a period of time. We will make significant investments in technology, third-party services and personnel to develop and implement systems and processes that are designed to anticipate cyber-attacks and to prevent or minimize breaches of our information technology systems or data loss, but these security measures cannot provide assurance that we will be successful in preventing such breaches or data loss.

Our business and financial results could be adversely impacted if we are not successful in implementing certain strategic initiatives or adequately managing our growth.

There is no assurance that we will be able to implement certain strategic initiatives in accordance with our business plan, which may result in a negative impact on our business and financial results. These strategic initiatives are designed to create growth, improve our results of operations and drive long-term shareholder value, and include:

•	being an employer of choice and investing in employees to deliver a superior customer experience;

•	continuing our growth as defined in our business plan to become an internationally known and respected brand;

•	increasing our expansion program, whether in the United Kingdom or the United States, with a controlled program for expansion;

•	creating positive opportunities with new product offerings;

•	establish our global growth of our business;

•	driving convenience and brand engagement through our mobile, loyalty and digital capabilities.

In addition to other factors listed in this risk factors section, factors that may negatively affect the successful implementation of these initiatives, which could adversely impact our business and financial results, include the following:

•

increases in labor costs, such as general market and minimum wage levels and investing in competitive compensation, increased health care and workers’ compensation insurance costs and other benefits to attract and retain high quality employees with the right skill sets, whether due to regulatory mandates, changing industry practices or our expansion into new channels or technology dependent operations;

•	increasing competition in channels in which we operate or seek to operate from new and existing large competitors that sell high-quality specialty coffee beverages;

•

construction cost increases associated with new store openings and remodeling of existing stores; delays in store openings for reasons beyond our control or a lack of desirable real estate locations available for lease at reasonable rates, either of which could keep us from meeting annual store opening targets;

•	not successfully scaling our supply chain infrastructure as our product offerings increase and as we continue to expand;

•	lack of customer acceptance of new products, brands and platforms (i.e. mobile technology), or customers reducing their demand for our current offerings as new products are introduced;

•	the level to which we enter into, maintain, develop and are able to negotiate appropriate terms and conditions of, and enforce, commercial and other agreements;

•	not successfully consummating favorable strategic transactions or integrating acquired businesses; and

•	the deterioration in our credit ratings, which could limit the availability of additional financing and increase the cost of obtaining financing to fund our initiatives.

Additionally, our business is also in part dependent on the level of support our retail business partners provide our products, and in some markets, there are only a few retailers. If our strategic retail business partners do not provide sufficient levels of support for our products, which is at their discretion, it could limit our ability to grow our business.

Effectively managing growth can be challenging, especially as we expand into the United States, where we must manage the need for flexibility and a degree of autonomy for local management against the need for consistency with our goals, philosophy and standards. Growth can make it increasingly difficult to ensure a consistent supply of high-quality raw materials, to locate and hire sufficient numbers of key employees, to maintain an effective system of internal controls for a globally dispersed enterprise and to train employees worldwide to deliver a consistently high-quality product and customer experience. Furthermore, if we are not successful in implementing these strategic initiatives, we may be required to evaluate whether certain assets, including goodwill and other intangibles, have become impaired. In the event we record an impairment charge, it could have a material impact on our financial results.

We will face intense competition in our markets, which could cause reduced profitability.

The specialty coffee market is intensely competitive, including with respect to product quality, innovation, service, convenience, and price, and we face significant and increasing competition in all these areas in our current market, as well as our expansion. Accordingly, we do not have leadership positions in all markets. In our expansion in the United States, we are cognizant of our competitors, both regional and global, including the large presence of Starbucks®, which could lead to decreases in customer traffic to our stores and/or average value per transaction adversely affecting our sales and results of operations. Therefore, continued competition from well-established competitors in our markets could hinder growth and adversely affect our sales and results of operations in those markets. Increased competition in the United States packaged coffee, single-serve and ready-to-drink coffee beverage markets, including from new and large entrants to this market, could adversely affect the profitability of our stores. Additionally, declines in customer demand for specialty coffee products for any reason, including due to customer preference for other products, could have a negative effect on our business.

Increases in the cost of high-quality coffee beans or other commodities or decreases in the availability of high-quality coffee beans or other commodities could have a negative effect on our business and financial results.

We purchase, roast and sell high-quality whole bean coffee beans and related coffee products. The price of coffee is subject to significant volatility and has and may again increase significantly due to one or more of the factors described below. The high-quality coffee of the quality we seek tends to trade on a negotiated basis at a premium price. This premium depends upon the supply and demand at the time of purchase and the amount of the premium can vary significantly. Increases in the coffee commodity price does increase the price of high-quality coffee and also impact our ability to enter into fixed-price purchase commitments. We frequently enter into supply contracts whereby the quality, quantity, delivery period, and other negotiated terms are agreed upon, but the date, and therefore price, at which the base coffee commodity price component will be fixed has not yet been established. These are known as price-to-be-fixed contracts. The supply and price of coffee we purchase can also be affected by multiple factors in the producing countries, including weather, natural disasters, crop disease, general increase in farm inputs and costs of production, inventory levels and political and economic conditions, as well as the actions of certain organizations and associations that have historically attempted to influence prices of green coffee through agreements establishing export quotas or by restricting coffee supplies. Speculative trading in coffee commodities can also influence coffee prices. Because of the significance of coffee beans to our operations, combined with our ability to only partially mitigate future price risk through purchasing practices and hedging activities, increases in the cost of high-quality coffee beans could have an adverse impact on our profitability.

We also purchase significant amounts of dairy products, particularly fluid milk, to support the needs of our company-operated retail stores. Additionally, and although less significant to our operations than coffee or dairy, other commodities, including but not limited to tea and those related to food and beverage inputs, such as cocoa, produce, baking ingredients, meats, eggs and energy, as well as the processing of these inputs, are important to our operations. Increases in the cost of dairy products and other commodities, or lack of availability, whether due to supply shortages, delays or interruptions in processing, or otherwise, could have an adverse impact on our profitability.

Our financial condition and results of operations are sensitive to, and may be adversely affected by, a number of factors, many of which are largely outside our control.

Our operating results have been in the past and will continue to be subject to a number of factors, many of which are largely outside our control. Any one or more of the factors listed below or described elsewhere in this risk factors section could adversely impact our business, financial condition and/or results of operations:

•	increases in real estate costs in certain markets;

•	adverse outcomes of litigation; and

•

in certain markets, labor discord, war, terrorism, political instability, boycotts, social unrest, and natural disasters, including health pandemics that lead to avoidance of public places or restrictions on public gatherings such as in our stores.

Interruptions in our supply chain could adversely affect our ability to produce or deliver our products and could adversely impact our business and financial profits.

Any material interruption in our supply chain, such as material interruption of roasted coffee supply due to the casualty loss of any of our roasting plants, interruptions in service by our third-party logistic service providers or common carriers that ship goods within our distribution channels, trade restrictions, such as increased tariffs or quotas, embargoes or customs restrictions, or natural disasters that cause a material disruption in our supply chain could negatively impact our business and our profitability.

Our food, beverage and other products are sourced from a wide variety of business partners in our supply chain operations. We rely on these suppliers and vendors to provide high quality products and to comply with applicable laws. Our ability to find qualified suppliers and vendors who meet our standards and supply products in a timely and efficient manner is a significant challenge, especially countries or regions with diminished infrastructure, developing or failing economies or experiencing political instability or social unrest. For certain products, we may rely on one or very few suppliers or vendors. A supplier's or vendor's failure to meet our standards, provide products in a timely and efficient manner, or comply with applicable laws is beyond our control. These issues, especially for those products for which we rely on one or few suppliers or vendors, could negatively impact our business and profitability.

Existing regulations, and changes to such regulations, may present technical, regulatory and economic barriers to the use of our products, which may significantly reduce demand for our products.

Our products are subject to various regulatory and economic barriers which could have an adverse effect on the Company.

Our company is projected to experience rapid growth in operations, which will place significant demands on its management, operational and financial infrastructure.

If the Company does not effectively manage its growth, the quality of its products could suffer, which could negatively affect the Company's brand and operating results. To effectively manage this growth, the Company will need to continue to improve its operational, financial and management controls and its reporting systems and procedures. Failure to implement these improvements could hurt the Company's ability to manage its growth and financial position.

The Company treats its proprietary information as confidential and relies on internal nondisclosure safeguards and on laws protecting trade secrets, all to protect its proprietary information.

There can be no assurance that these measures will adequately protect the confidentiality of the Company's proprietary information or that others will not independently develop products or technology that are equivalent or superior to those of the Company. The Company's patents, trademarks, trade secrets, copyrights and/or other intellectual property rights are important assets to the Company. Various events outside of the Company's control pose a threat to its intellectual property rights as well as to the Company's products and services. Although the Company seeks to obtain patent protection for its systems, it is possible that the Company may not be able to protect some of these innovations. There is always the possibility, despite the Company's efforts, that the scope of the protection gained will be insufficient or that an issued patent may be deemed invalid or unenforceable.

RISKS RELATED TO OUR ORGANIZATION AND THE MARKET FOR OUR STOCK

We are subject to the reporting requirements of federal securities laws, which can be expensive and may divert resources from other projects, thus impairing our ability to grow.

We are a public reporting company and, accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC (including reporting of the Merger) and furnishing audited reports to stockholders will cause our expenses to be higher than they would be if we remained privately held.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures. Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. In addition, if we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, then we may not be able to obtain the independent accountant certifications required by such act, which may preclude us from keeping our filings with the SEC current and may adversely affect any market for, and the liquidity of, our common stock.

Public company compliance may make it more difficult for us to attract and retain officers and directors.

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these new rules and regulations to increase our compliance costs and to make certain activities more time consuming and costly. As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

Because we became public by means of a merger, we may not be able to attract the attention of major brokerage firms.

There may be risks associated with us becoming public through a merger. Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will, in the future, want to conduct any secondary offerings on behalf of our post-Merger company.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	changes in our industry;

•	competitive pricing pressures;

•	Our ability to obtain working capital financing;

•	additions or departures of key personnel;

•	limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;

•	sales of our common stock;

•	our ability to execute our business plan;

•	operating results that fall below expectations;

•	loss of any strategic relationship;

•	regulatory developments;

•	economic and other external factors; and

•	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

We may not pay dividends in the future. Any return on investment may be limited to the value of our common stock.

We do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

We cannot ensure that a liquid trading market for our common stock will be sustained.

Our stock is currently quoted on the OTC Bulletin Board, but is traded sporadically. We cannot predict how liquid the market for our common stock might become. As soon as is practicable after becoming eligible, we anticipate applying for listing of our common stock on either the NYSE Amex Equities, The NASDAQ Capital Market or other national securities exchange, assuming that we can satisfy the initial listing standards for such exchange. We currently do not satisfy the initial listing standards for any of these exchanges, and cannot ensure that we will be able to satisfy such listing standards or that our common stock will be accepted for listing on any such exchange. Should we fail to satisfy the initial listing standards of such exchanges, or our common stock is otherwise rejected for listing and remains quoted on the OTC Bulletin Board or is suspended from the OTC Bulletin Board, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid, and our common stock price may be subject to increased volatility.

Furthermore, for companies whose securities are quoted on the OTC Bulletin Board, it is more difficult (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and (iii) to obtain needed capital.

The market price of our common stock can become volatile, leading to the possibility of its value being depressed at a time when you may want to sell your holdings.

The market price of our common stock can become volatile. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include: our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors; changes in financial estimates by us or by any securities analysts who might cover our stock; speculation about our business in the press or the investment community; significant developments relating to our relationships with our customers or suppliers; stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in our industry; customer demand for our products; investor perceptions of our industry in general and our Company in particular; the operating and stock performance of comparable companies; general economic conditions and trends; announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures; changes in accounting standards, policies, guidance, interpretation or principles; loss of external funding sources; sales of our common stock, including sales by our directors, officers or significant stockholders; and additions or departures of key personnel. Securities class action litigation is often instituted against companies following periods of volatility in their stock price. Should this type of litigation be instituted against us, it could result in substantial costs to us and divert our management's attention and resources.

Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to the operating performance of particular companies. These market fluctuations may adversely affect the price of our common stock and other interests in our Company at a time when you want to sell your interest in us. We do not intend to pay dividends on shares of our common stock for the foreseeable future.

Our common stock is currently considered a “penny stock,” which may make it more difficult for our investors to sell their shares.

Our common stock is currently considered a “penny stock” and may continue in the future to be subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on The NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. Since our securities are subject to the penny stock rules, investors may find it more difficult to dispose of our securities.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, or upon the expiration of any statutory holding period under Rule 144, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Stefan Allesch-Taylor, our chairman of our board of directors, beneficially owns a substantial portion of our outstanding common stock, which enables him to influence many significant corporate actions and in certain circumstances may prevent a change in control that would otherwise be beneficial to our stockholders.

Stefan Allesch-Taylor, as of August 31, 2017, beneficially owns 75.1% of our outstanding shares of common stock. As such, he has a substantial impact on matters requiring the vote of the stockholders, including the election of our directors and most of our corporate actions. This control could delay, defer, or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our stockholders and us. This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease office space in Schaumburg, Illinois, pursuant to a lease on a month-to-month basis. This facility serves as our corporate headquarters. Our operations in the United Kingdom (“UK”) have a UK administrative office and 15 storefronts. We have one storefront in the United States. Each location is subject to a lease agreement with different terms and conditions.

Item 3. Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of October 25, 2017, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity

Market Information

The Company’s common stock is traded on the OTC Link system operated by OTC Markets Group at the OTCQB level under the symbol “DCSA.QB.” The Company’s current symbol was approved on September 30, 2016. Previously, the Company traded under the symbol “FWFH.PK.” As of August 31, 2017, the Company’s common stock was held by 18 shareholders of record, which does not include shareholders whose shares are held in street or nominee name.

The Company’s shares commenced trading on or about May 23, 2016 (for FWF Holdings, Inc.). The following chart is indicative of the fluctuations in the stock prices for the fiscal years ended August 31, 2017 and 2016:

	For the Years Ended August 31,
	2017		2016
	High	Low	High	Low

First Quarter	$50.005	$0.10	N/A	N/A
Second Quarter	$3.00	$1.01	N/A	N/A
Third Quarter	$2.04	$1.15	N/A	N/A
Fourth Quarter	$1.36	$0.60	$0.10	$0.10
Source: OTCMarkets

The Company’s transfer agent is VStock Transfer, LLC, located at 18 Lafayette Place, Woodmere, New York, 11598.

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

On July 8, 2016, the Company experienced a change in control. Atlantik LP (“Atlantik”) acquired a majority of the issued and outstanding common stock of the Company in accordance with a stock purchase agreement by and between Atlantik and Nami Shams (the “Seller”). On the closing date, July 8, 2016, pursuant to the terms of the stock purchase agreement, Atlantik purchased from the Seller 115,000,000 shares of the Company’s outstanding restricted common stock for $200,000, representing 75.8% of the Company’s outstanding common stock at that time.

On September 1, 2016, the Company acquired 99.8% of the voting stock of the Department of Coffee and Social Affairs Limited, a United Kingdom corporation (the “DEPT-UK”), and the Company agreed to issue DEPT-UK’s majority shareholder 170,000,000 shares of the Company’s common stock—110,000,000 shares initially and 60,000,000 shares at a time determined by the Company’s Board of Directors but no later than August 31, 2017, which deadline was subsequently extended to August 31, 2018. Also on September 1, 2016, the Company acquired 115,000,000 shares of the Company’s common stock from Atlantik in exchange for issuing Atlantik a promissory note for $320,000, which shares were then cancelled and which note has since been paid in full. As a result of the acquisition and the issuance of the initial 110,000,000 shares of common stock, and the cancellation of the 115,000,000 Atlantik shares, DEPT-UK is now the majority-owned subsidiary of the Company, and the Company experienced a change of control.

Prior to the acquisition, we were a company that was originally engaged in the business of commercial production and distribution of hot sauce.

We are currently devoting substantially all of our efforts as an artisan coffee company that serves premium single origin coffee to the United Kingdom’s discerning coffee drinkers as well as a selection of quality foods. In October 2017, we opened our first coffee shop in the United States, in Chicago, Illinois.

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-K.

COMPARISON OF THE YEAR ENDED AUGUST 31, 2017 TO THE YEAR ENDED AUGUST 31, 2016

Results of Operations

Revenue. For the year ended August 31, 2017, we had $4,180,483 (£3,196,245) of revenue, compared to $3,869,517 (£2,695,945) for the same period in 2016. Revenue in U.S. Dollars increased at a greater percent (40.4%), whereas revenue in British Pounds increased £500,300, or 18.6%, compared to the year ended August 31, 2016. In the year ended August 31, 2017, the Company had 15 coffee shop locations in operation, with nine of these locations having opened in fiscal year 2017, and with these new sites providing increased sales of $879,356 (£672,324) during the year ended August 31, 2017, and with sales from these locations anticipated to increase to reflect being fully established. At August 31, 2016, there were 10 locations in full operation. One location was closed during the year ended August 31, 2017, due to constraining issues related to construction in the area. The Company’s mature coffee shop sites performed within management’s expectations for the year ended August 31, 2017. Company revenues, by revenue class, are as follows:

Revenues:	For the year ended		For the year ended
	August 31, 2017		August 31, 2016
Coffee and complementary food products	$3,669,307	£2,805,418	$3,409,213	£2,375,245
Coffee school	$12,425	£9,500	$20,357	£14,183
Management fees	$498,751	£381,327	$439,947	£306,517
Hot sauce (a)	$-	£0	$-	£0
Total	$4,180,483	£3,196,245	$3,869,517	£2,695,945
_____________
(a) For the year ended August 31, 2016, due to the reverse merger on September 1, 2016, are not reflective on this table.

Operating Expenses:

Direct costs of Revenue. For the year ended August 31, 2017, direct costs of revenue were $3,633,591 (£2,778,112) compared to $2,458,240 (£1,714,595) for the same period in 2016. For presentation purposes, direct costs of revenue, as reported in U.S. Dollars on the consolidated financial statements, increased by a lesser percentage (47.8%) than direct costs of revenue in British Pounds, which increased £1,063,517, or by 62.0%, as compared to the year ended August 31, 2016. The increase is primarily due to the increase in coffee shop locations during the year ended August 31, 2017 as compared to the prior fiscal year. Specifically, the increased labor costs of £291,145 (£1,394,981 for the year ended August 31, 2017, compared to £1,103,836 for the comparable period in 2016), or 26.4% for the year ended August 31, 2017, compared to the same period in 2016, were incurred to ensure adequate staffing levels for the net five new locations added during this period. The increased labor costs were compliant with management expectations. The cost of revenues, by revenue class, are as follows:

Direct costs of revenue:	For the year ended		For the year ended
	August 31, 2017		August 31, 2016
Coffee and complementary food products	$3,479,372	£2,660,202	$2,316,912	£1,619,427
Coffee school	$1,319	£1,008	$2,061	£1,388
Management fees	$152,900	£116,902	$139,268	£93,781
Hot sauce (a)	$-	£0	$-	£0
Total	$3,633,591	£2,778,112	$2,458,240	£1,714,595
_____________
(a) For the year ended August 31, 2016, due to the reverse merger on September 1, 2016, are not reflective on this table.

General and Administrative Expenses. For the year ended August 31, 2017, the consolidated UK and US general and administrative expenses were $1,927,402, compared to $1,439,878 for the same period in 2016 for the consolidated UK and US. For presentation purposes, general and administrative expenses for the UK operations, as reported in U.S. Dollars, reflect an increase of 33.9% in general and administrative expenses, whereas general and administrative expenses of the operational subsidiary, in British pounds, increased £255,612, or 25.8%. The expenses related to the early stages of the US coffee shop operations, as well as the US parent company, were $87,414 for the year ended August 31, 2017, compared to $0 for the same period in 2016. For the year ended August 31, 2017, the Company had expenses related to being a publicly-registered entity of $67,321, whereas in the year ended August 31, 2016, there were no comparable expenses. For the year ended August 31, 2017, there were one-time expenses related to the opening and/or preparing for the opening, of seven new coffee shop locations in this period, which expenses were $111,175 (£85,000) for the UK operations and $16,699 for the US operations. The increase in general and administrative expenses during the year ended August 31, 2017, as compared to August 31, 2016, are therefore primarily a result of the increase in operating expenses associated with being a publicly-registered entity and the increase in expenses associated with opening new coffee shop locations. For comparison purposes, the actual general and administrative expenses for the current operations, excluding the expansion costs and the costs related to being a publicly-registered entity, were $1,794,856, which is 93.1% of the reported amount.

Net Loss. We had a net loss of $1,425,846 for the year ended August 31, 2017, compared to net income of $27,325 for the same period in 2016. For both comparable periods, the Company’s primary expenses were direct costs of revenue. As discussed above, the costs associated with setting up new locations and being a publicly-registered entity resulted in much of the increase in expenses, which increased our net loss during the year ended August 31, 2017, as compared to the year ended August 31, 2016. For further comparison purposes, deducting the cost of setting up new locations and the costs of being a publicly-registered entity, we believe our general and administrative expenses would have decreased by $132,275, and combined with the impairment expense of $46,566 related to the impairment of goodwill recorded in regards to the acquisition of DEPT-UK, and for comparison purposes only, our net loss would have been significantly less.

The Company has a single customer, which, for the years ended August 31, 2017 and 2016, accounted for sales of $796,904 (£609,284, or 19.1% of total revenue in British Pounds) and $451,261 (£314,400, or 11.7% of total revenue in British Pounds), respectively. The Company has a contract with this customer that expires in February 2020.

Liquidity and Capital Resources

General. At August 31, 2017, we had cash and cash equivalents of $93,400. We have historically met our cash needs through a combination of cash flows from operating activities and proceeds from loans and financing by our officers and directors. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used cash of $731,424 for the year ended August 31, 2017, and we had $173,902 of cash used in operations during the same period in 2016. The principal elements of cash flow from operations for the year ended August 31, 2017, included a net loss of $1,425,846.

Cash used in investing activities during the year ended August 31, 2017, was $831,267 compared to $186,443 during the same period in 2016.

Cash generated in our financing activities was $1,564,954 for the year ended August 31, 2017, compared to cash generated of $370,227 during the comparable period in 2016.

As of August 31, 2017, current liabilities exceeded current assets. Current assets decreased from $804,510 at August 31, 2016, to $673,969 at August 31, 2017, whereas current liabilities increased from $803,343 at August 31, 2016, to $1,428,250 at August 31, 2017.

	For the years ended
	August 31,
	2017	2016

Cash used in operating activities	$(731,424)	$(173,902)
Cash used in investing activities	(831,267)	(186,443)
Cash provided by financing activities	1,564,954	370,227

Net changes to cash	$2,263	$9,882

Going Concern

The Company has a net loss for the year ended August 31, 2017 of $1,425,846 and a working capital deficit as of August 31, 2017 of $770,349, and has used cash in operations of $731,424 for the year ended August 31, 2017. In addition, as of August 31, 2017, the Company had a stockholders’ equity and accumulated deficit of $461,970 and $2,766,367, respectively. Without further funding, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The ability of the Company to continue its operations is dependent on the execution of management’s plans, which include the raising of capital through the debt and/or equity markets, until such time that funds provided by operations are sufficient to fund working capital requirements. If the Company were not to continue as a going concern, it would likely not be able to realize its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements.

There can be no assurances that the Company will be successful in generating additional cash from the equity/debt markets or other sources to be used for operations. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary. Based on the Company’s current resources, the Company will not be able to continue to operate without additional immediate funding. Should the Company not be successful in obtaining the necessary financing to fund its operations, the Company would need to curtail certain or all operational activities and/or contemplate the sale of its assets, if necessary.

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

Changes in Accounting Principles. No significant changes in accounting principles were adopted during fiscal 2017 and 2016.

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

Green & Company, CPAs
A PCAOB Registered Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of:

DOCASA, Inc.

We have audited the accompanying consolidated balance sheet of DOCASA, Inc. as of August 31, 2017 and 2016, and the related consolidated statement of operations, stockholders’ deficiency, and cash flows for the years ended August 31, 2017 and 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor where we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DOCASA, Inc. as of August 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company reported a net loss of $1,425,846 in 2017, and used cash for operating activities of $731,424. At August 31, 2017, the Company had a working capital deficit, shareholders’ equity and accumulated deficit of $770,349, $461,970 and $2,766,367, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Green & Company CPAs, Inc.

Green & Company CPAs, Inc.

Temple Terrace, Florida

December 18, 2017

10320 N 56th Street, Suite 330	Temple Terrace, FL 33617	813.606.4388

DOCASA, INC.
and Subsidiaries
Consolidated Balance Sheets
August 31,

	2017	2016

ASSETS
Current assets:
Cash	$93,400	$91,137
Accounts receivable, net (includes $0 and $288,389 to related parties for August 31, 2017 and 2016, respectively)	496,822	368,807
Other receivables	-	113,994
Prepaid expenses	36,270	190,249
Inventory	47,477	40,323
Total current assets	673,969	804,510

Fixed assets, net	1,672,176	674,627
Intangible assets, net	10,134	9,065
Other receivables	38,660	39,540
Investments	1,289	1,318
Deposits	89,989	57,311
Total assets	$2,486,217	$1,586,371

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$139,419	$18,368
Accounts payable	849,642	610,101
Accrued expenses	59,561	95,226
Accounts payable to related parties	95,213	-
Taxes payable	151,676	73,091
Leases payable, current	116,146	-
Deferred revenue	32,661	6,557
Total current liabilities	1,444,318	803,343

Non-current liabilities:
Notes payable (includes $1,040 and $39,540 to related parties for August 31, 2017 and 2016, respectively)	372,926	209,797
Other long-term liabilities	207,003	23,168
Total long-term liabilities	579,929	232,965
Total liabilities	2,024,247	1,036,308

Shareholders' equity:
Common stock, $0.001 par value, 250,000,000 shares authorized,
150,036,000 and 0 shares issued and outstanding, at August 31, 2017 and 2016, and 57,064,000 and 0 conditionally issuable, at August 31,
2017 and 2016, respectively	207,100	-
Additional paid-in capital	758,969	-
Class A ordinary shares (25,000,000 shares authorized, £1 par value, 0 and 243,800 shares issued and outstanding as of
August 31, 2017 and 2016, respectively)	-	389,730
Class B ordinary shares (10,000,000 shares authorized, £1 par value, 0 and 0 shares issued and outstanding as of
August 31, 2017 and 2016, respectively)	-	-
Preference shares (25,000,000 shares authorized, £1 par
value, 1,642,826 and 870,826 shares issued and outstanding as of
August 31, 2017 and 2016, respectively)	-	1,154,127
Share premium	-	193,540
Accumulated other comprehensive income	119,464	153,187
Minority interest	2,142,804	-
Accumulated deficit	(2,766,367)	(1,340,521)
Total shareholders' equity	461,970	550,063
Total liabilities and shareholders' equity	$2,486,217	$1,586,371

See accompanying notes to consolidated financial statements.

DOCASA, INC.
and Subsidiaries
Consolidated Statements of Operations
For the years ended August 31,

	2017	2016

Revenue, net	$4,180,483	$3,869,517

Operating expenses
Direct costs of revenue	3,633,591	2,458,240
Professional fees	171,181	83,401
Rent	463,655	418,193
Depreciation and amortization	191,025	149,588
Property taxes	10,461	169,940
Other general and administrative expenses	1,091,080	557,120

Operating income (loss)	(1,380,510)	33,035

Other income (expense)
Interest expense	0	(5,710)
Impairment expense	(46,566)	-

Income (loss) before tax and minority interest	(1,427,076)	27,325
Minority interest income (loss)	1,230	-

Net income (loss)	$(1,425,846)	$27,325

Foreign currency translation gain	(33,723)	94,785

Total comprehensive income (loss)	$(1,459,569)	$122,110

Net income (loss) per share - basic and diluted	$(0.01)	$0.00

Weighted average number of shares outstanding - basic and diluted	207,025,000	206,800,000

See accompanying notes to consolidated financial statements.

DOCASA, INC.

and Subsidiaries

Consolidated Statement of Stockholders' Deficit

August 31, 2017

												Additional	Accumulated Other hensive
	Class A Ordinary Stock		Class B Ordinary Stock		Common Stock		Issuable		Preference Shares		Share	Paid-in	Income	Minority	Accumulated	Total
	Quantity	Amount	Quantity	Amount	Quantity	Amount	Quantity	Amount	Quantity	Amount	Premium	Capital	(Loss)	Interest	Deficit	Equity

Balance, August 31, 2015	2,000	$3,195	241,800	$386,535	-	$-	-	$-	-	$-	$193,540	$-	$58,402	$-	$(1,367,846)	$(726,175)
Conversion of Class B to Class A	241,800	386,535	(241,800)	(386,535)												-
Shares issued in exchange for debt									870,826	1,154,127						1,154,127
Other comprehensive income													94,785			94,785
Net income for the period ended August 31, 2016														-	27,325	27,325
Balance, August 31, 2016	243,800	$389,730	-	$-	-	$-	-	$-	870,826	$1,154,127	$193,540	$-	$153,187	$-	$(1,340,521)	$550,063
Recapitalization - merger	(243,800)	(389,730)			146,800,000	146,800	60,000,000	60,000	(870,826)	(1,154,127)	(193,540)	376,677		1,154,127		207
Issuance of common stock					2,936,000	2,936	(2,936,000)	(2,936)								-
Issuance of common stock					300,000	300						299,700				300,000
Other comprehensive loss													(33,723)			(33,723)
Issuance of preference shares														996,203		996,203
Return of preference shares														(6,296)		(6,296)
Contributions												82,592				82,592
Net loss for the period ended August 31, 2017														(1,230)	(1,425,846)	(1,427,076)
Balance, August 31, 2017	-	$-	-	$-	150,036,000	$150,036	57,064,000	$57,064	-	$-	$-	$758,969	$119,464	$2,142,804	$(2,766,367)	$461,970

See accompanying notes to consolidated financial statements.

DOCASA, INC.
and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended August 31,

	2017	2016
Cash flows from operating activities:
Net income (loss)	$(1,425,846)	$27,325
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization expense	190,645	149,588
Other comprehensive income	(33,723)	94,785
Impairment expense	46,566	-
Bad debt expense	423,680	-
Minority interest gain (loss)	(1,230)	-
Changes in operating assets and liabilities:
Accounts receivable	(551,695)	(146,194)
Other receivables	114,874	(112,454)
Prepaid expenses	153,979	(123,200)
Inventory	(7,154)	(2,308)
Prepaid expenses and other assets	(32,678)	-
Other non-current receivables	-	6,660
Deposits	-	25,053
Investments	-	222
Accounts payable	322,133	131,374
Accrued expenses	(35,665)	(48,547)
Taxes payable	78,585	(90,625)
Deferred revenue	26,104	(2,580)
Other non-current liabilities	-	(83,001)
Net cash used in operating activities	(731,424)	(173,902)

Cash flows used in investing activities
Acquisition of property and equipment	(831,296)	(186,443)
Investments	29	-
Net cash used in investing activities	(831,267)	(186,443)

Cash flows from (used in) financing activities:
Proceeds from notes payable	3,229,558	370,227
Payment on capital leases	(57,986)	-
Payments on notes payable	(2,244,654)	-
Sale of preference shares	638,037	-
Net cash provided by financing activities	1,564,954	370,227

Net increase (decrease) in cash	2,263	9,882
Cash at beginning of period	91,137	81,255

Cash at end of period	$93,400	$91,137

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$606	$-

Non-cash investing and financing activities:
Fixed asset additions by capital leases	$357,967	$-
Payment of services by third party	$82,592	$-
Preference shares issued for debt	$605,511	$-

See accompanying notes to consolidated financial statements.

DOCASA, Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

August 31, 2017

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

DOCASA, Inc. (the “Company,” “we,” “us,” “our,” or “DOCASA”) was incorporated in the State of Nevada on July 22, 2014, under the name of FWF Holdings, Inc. The Company changed its name on August 4, 2016. The Company was originally engaged in the business of commercial production and distribution of hot sauce (see Note 3). On August 4, 2016, the Company changed its year end from July 31 to August 31.

On July 8, 2016, the Company experienced a change in control. Atlantik LP (“Atlantik”), a related party, acquired a majority of the issued and outstanding common stock of the Company in accordance with a stock purchase agreement by and between Atlantik and Nami Shams (the “Seller”). On the closing date, July 8, 2016, pursuant to the terms of the stock purchase agreement, Atlantik purchased from the Seller 115,000,000 shares of the Company’s outstanding restricted common stock for $200,000, representing 75.8% of the Company’s outstanding common stock at that time.

On September 1, 2016, the Company acquired 99.8% of the voting stock of the Department of Coffee and Social Affairs Limited, a United Kingdom corporation (the “DEPT-UK”), and the Company agreed to issue DEPT-UK’s majority shareholder 170,000,000 shares of the Company’s common stock—110,000,000 shares initially and 60,000,000 shares at a time determined by the Company’s Board of Directors but no later than August 31, 2017, which deadline was subsequently extended to August 31, 2018. Also on September 1, 2016, the Company acquired 115,000,000 shares of the Company’s common stock from Atlantik in exchange for issuing Atlantik a promissory note for $320,000, which shares were then cancelled and which note has since been paid in full. As a result of the acquisition and the issuance of the initial 110,000,000 shares of common stock, and the cancellation of the 115,000,000 Atlantik shares, DEPT-UK is now the majority-owned subsidiary of the Company, and the Company experienced a change of control.

DEPT-UK formed a wholly-owned subsidiary, Department of Coffee and Internal Affairs Limited (“DCIA”), on September 11, 2014, as filed with the Registrar of Companies for England and Wales. As of August 31, 2017, DCIA has had no operations or activity.

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

On April 5, 2017, the Company formed Department of Coffee and Social Affairs IL, Inc. (“DEPT-IL”), an Illinois corporation.

On May 18, 2017, the Company formed Department of Coffee and Social Affairs White Space Limited (“DEPT-UKWS”), as filed with the Registrar of Companies for England and Wales. DEPT-UKWS is a subsidiary of DEPT-UK.

For financial reporting purposes, the acquisition of DEPT-UK and the change of control in connection with acquisition represented a "reverse merger" rather than a business combination, and DEPT-UK is deemed to be the accounting acquirer in the transaction. For the periods subsequent to August 31, 2016, the acquisition is being accounted for as a reverse-merger and recapitalization. DEPT-UK is the acquirer for financial reporting purposes, and the Company (DOCASA, Inc., f/k/a FWF Holdings, Inc.) is the acquired company. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the acquisition are those of DEPT-UK and have been recorded at the historical cost basis of DEPT-UK, and the financial statements after completion of the acquisition include the assets and liabilities of both the Company and DEPT-UK, and the historical operations of DEPT-UK prior to closing and operations of both companies from the closing of the acquisition.

Nature of Operations

We are currently devoting our efforts to the specialty coffee industry, specifically with company-operated stores. The Company will generate revenue through sales at fifteen existing company-operated coffee shop locations in the UK, with seven more locations under construction. The Company is expanding its operations to the United States and is opening its first coffee shop in Chicago, Illinois in October 2017. Our objective is to continue to be recognized as one of the upper tier specialty coffee retail operations. Similar to other leading operators, we sell our proprietary coffee and related products, and complementary food and snacks. The Company, as of August 31, 2017, has discontinued its hot sauce products which had no activity in the year ended August 31, 2017 (see Note 3). Accounting for discontinued operations not required due to immateriality.

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

Accounts Receivable

Accounts receivable consisted of amounts due from customers primarily for management fees. The Company considered accounts more than 30 days old to be past due. The Company used the allowance method for recognizing bad debts. When an account was deemed uncollectible, it was written off against the allowance. The Company generally does not require collateral for its accounts receivable. Management has not recorded an allowance for doubtful accounts as of August 31, 2017.

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

Revenue Recognition

The Company recognizes revenue for our services in accordance with ASC 605-10, “Revenue Recognition in Financial Statements.” Under these guidelines, revenue is recognized on transactions when all of the following exist: persuasive evidence of an arrangement did exist, delivery of service has occurred, the sales price to the buyer is fixed or determinable and collectability is reasonably assured. The Company has three primary revenue streams as follows:

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

Advertising

Advertising is expensed as incurred and is included in loss from operations on the accompanying statement of operations. For the years ended August 31, 2017 and 2016 advertising expense was $39,628 and $27,395, respectively.

Income Taxes

The Company adopted the provisions of ASC 740-10, “Accounting for Uncertain Income Tax Positions.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of August 31, 2017, tax years 2014 – 2017 remain open for IRS audit and tax years 2015–2017 remain open for HM Revenue & Customs (“HMRC”) audit. The Company has received no notice of audit from the IRS or HMRC for any of the open tax years.

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

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) and its components in its consolidated financial statements. Comprehensive income (loss) consists of net loss and foreign currency translation adjustments affecting stockholders’ equity that, under U.S. GAAP, are excluded from net loss. As of August 31, 2017, the exchange rate between U.S. Dollars and British Pounds was US$1.2886604425 = £1.00, and the weighted average exchange rate for the year ended August 31, 2017 was US$1.3079355980 = £1.00. As of August 31, 2016, the exchange rate between U.S. Dollars and British Pounds was US$1.318 = £1.00.

Going Concern

The Company has a net loss for the year ended August 31, 2017 of $1,425,846 and a working capital deficit as of August 31, 2017 of $770,349, and has used cash in operations of $731,424 for the year ended August 31, 2017. In addition, as of August 31, 2017, the Company had a stockholders’ equity and accumulated deficit of $461,970 and $2,766,367, respectively. Without further funding, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The ability of the Company to continue its operations is dependent on the execution of management’s plans, which include the raising of capital through the debt and/or equity markets, until such time that funds provided by operations are sufficient to fund working capital requirements. If the Company were not to continue as a going concern, it would likely not be able to realize its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements.

There can be no assurances that the Company will be successful in generating additional cash from the equity/debt markets or other sources to be used for operations. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary. Based on the Company’s current resources, the Company will not be able to continue to operate without additional immediate funding. Should the Company not be successful in obtaining the necessary financing to fund its operations, the Company would need to curtail certain or all operational activities and/or contemplate the sale of its assets, if necessary.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not have any operating segments as of August 31, 2017 and 2016.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards and updates as issued. No new standards or updates had any material effect on these financial statements. The accounting pronouncements and updates issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these financial statements as presented and does not anticipate the need for any future restatement of these financial statements because of the retro-active application of any accounting pronouncements issued subsequent to August 31, 2017 through the date these financial statements were issued.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued an ASU on lease accounting. The ASU requires the lease rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet. The ASU is effective for reporting periods beginning after December 15, 2018 with early adoption permitted. While the Company is still evaluating the ASU, the Company expects the adoption of the ASU to have a material effect on the Company’s financial condition due to the recognition of the lease rights and obligations as assets and liabilities. The Company expects the ASU to have a material effect on the Company’s results of operations, and the ASU will have no effect on cash flows.

ASU 2014-09, Revenue – Revenue from Contracts with Customers. In May 2014, the FASB issued a new accounting standard that requires recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. The FASB has also issued several updates to ASU 2014-09. The new standard supersedes U.S. GAAP guidance on revenue recognition and requires the use of more estimates and judgments than the present standards. It also requires additional disclosures. We will adopt the new revenue guidance effective January 1, 2017, by recognizing the cumulative effect of initially applying the new standard as an increase to the opening balance of retained earnings. We expect this adjustment to be less than $100 million, with an immaterial impact to our net income on an ongoing basis. Adoption of the new standard will also result in changes in classification between Revenues, Cost of sales, Non-Financial Services interest income and other income/(loss), net, and Financial Services other income/(loss), net.

In July 2017, the FASB issued ASU 2017-11 “Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815).” The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect.

Under current GAAP, an equity-linked financial instrument with a down round feature that otherwise is not required to be classified as a liability under the guidance in Topic 480 is evaluated under the guidance in Topic 815, Derivatives and Hedging, to determine whether it meets the definition of a derivative. If it meets that definition, the instrument (or embedded feature) is evaluated to determine whether it is indexed to an entity’s own stock as part of the analysis of whether it qualifies for a scope exception from derivative accounting. Generally, for warrants and conversion options embedded in financial instruments that are deemed to have a debt host (assuming the underlying shares are readily convertible to cash or the contract provides for net settlement such that the embedded conversion option meets the definition of a derivative), the existence of a down round feature results in an instrument not being considered indexed to an entity’s own stock. This results in a reporting entity being required to classify the freestanding financial instrument or the bifurcated conversion option as a liability, which the entity must measure at fair value initially and at each subsequent reporting date.

The amendments in this Update revise the guidance for instruments with down round features in Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, which is considered in determining whether an equity-linked financial instrument qualifies for a scope exception from derivative accounting. An entity still is required to determine whether instruments would be classified in equity under the guidance in Subtopic 815-40 in determining whether they qualify for that scope exception. If they do qualify, freestanding instruments with down round features are no longer classified as liabilities and embedded conversion options with down round features are no longer bifurcated.

For entities that present EPS in accordance with Topic 260, and when the down round feature is included in an equity-classified freestanding financial instrument, the value of the effect of the down round feature is treated as a dividend when it is triggered and as a numerator adjustment in the basic EPS calculation. This reflects the occurrence of an economic transfer of value to the holder of the instrument, while alleviating the complexity and income statement volatility associated with fair value measurement on an ongoing basis. Convertible instruments are unaffected by the Topic 260 amendments in this Update.

Those amendments in Part 1 of this Update are a cost savings relative to current GAAP. This is because, assuming the required criteria for equity classification in Subtopic 815-40 are met, an entity that issued such an instrument no longer measures the instrument at fair value at each reporting period (in the case of warrants) or separately accounts for a bifurcated derivative (in the case of convertible instruments) on the basis of the existence of a down round feature. For convertible instruments with embedded conversion options that have down round features, applying specialized guidance such as the model for contingent beneficial conversion features rather than bifurcating an embedded derivative also reduces cost and complexity. Under that specialized guidance, the issuer recognizes the intrinsic value of the feature only when the feature becomes beneficial instead of bifurcating the conversion option and measuring it at fair value each reporting period.

The amendments in Part II of this Update replace the indefinite deferral of certain guidance in Topic 480 with a scope exception. This has the benefit of improving the readability of the Codification and reducing the complexity associated with navigating the guidance in Topic 480.

For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part 1 of this Update should be applied in either of the following ways: 1. Retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the first fiscal year and interim period(s) in which the pending content that links to this paragraph is effective; or 2. Retrospectively to outstanding financial instruments with a down round feature for each prior reporting period presented in accordance with the guidance on accounting changes in paragraphs 250-10-45-5 through 45-10.

The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect.

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

NOTE 3 – DISCONTINUED OPERATIONS

On August 31, 2017, the Company determined that the short- and long-term potential for the hot sauce products were not sufficient to warrant continuing this product line thereby discontinuing all operations in regards to the hot sauce products. The only balance sheet item related to the hot sauce products was inventory of $731, which was written off accordingly. Due to immateriality and no operations in the year ended August 31, 2017, there is no accounting for discontinued operations required.

NOTE 4 – RECEIVABLES

As of August 31, 2017, and 2016, the Company has net receivables of $496,822 and $368,807, respectively. The receivables are as follows:

	August 31,	August 31,
	2017	2016
Trade receivables	$168,121	$270,641
Loan receivable	328,701	109,755
Allowance for doubtful accounts	-	(11,589)
Receivables, net	$496,822	$368,807

The loan receivable does not have terms, therefore there is no applicable interest, it is unsecured, and no due date.

NOTE 5 – INVENTORY

The Company has inventory of various items used for the sale of coffee and complementary products. As of August 31, 2017, and 2016, the Company had inventory for the coffee related products of $47,477 and $40,323, respectively. The Company accounts for its inventory using the lower of cost or market and the cost of sales are recorded utilizing the first in first out (“FIFO”) method.

As of August 31, 2017, the Company had 49 cases containing 12 bottles per case (588 bottles) of hot sauce products. Due to the shelf life and the lack of sales, the Company wrote off the inventory of hot sauce products and discontinued this product line (see Note 3).

The inventory is as follows:

	August 31,	August 31,
	2017	2016
Consumable products	$17,894	$8,500
Food and drinks	24,117	22,858
Retail products	5,466	8,965
Total inventory	$47,477	$40,323

Note: The hot sauce products were recorded on the books of DOCASA for the year ended August 31, 2016, and due to the reverse merger with DEPT-UK were not reflected as of August 31, 2016 (since the reverse merge did not occur until September 1, 2016).

NOTE 6 – FIXED ASSETS

The Company has fixed assets including computer equipment, office equipment, site equipment and machinery, site fit out costs, site furniture, fixtures and fittings. As of August 31, 2017, and 2016, the Company had total fixed assets of $2,294,264 and $1,126,093, respectively, with accumulated depreciation of $622,088 and $451,466, respectively, for net fixed assets of $1,672,176 and $674,627, respectively. Variances between the two reporting periods are primarily due to the currency translation calculation. The fixed assets are as follows:

	DEPT-UK		DEPT-IL		Consolidated
	August 31,		August 31,		August 31,
	2017	2016	2017	2016	2017	2016
Computer equipment	$62,038	$36,839	$-	$-	$62,038	$36,839
Office equipment	22,526	22,972	-	-	22,526	22,972
Site equipment and machinery	366,661	198,532	-	-	366,661	198,532
Site fit out costs	1,588,480	707,678	17,587	-	1,606,067	707,678
Site furniture, fixtures and fittings	236,384	160,072	588	-	236,972	160,072
Total fixed assets	2,276,089	1,126,093	18,175	-	2,294,264	1,126,093
Less: Accumulated depreciation	622,088	451,466	-	-	622,088	451,466
Fixed assets, net	$1,654,001	$674,627	$18,175	$-	$1,672,176	$674,627

The depreciation expense for the years ended August 31, 2017 and 2016, was $183,374 and $139,837, respectively. The variance between the expense and the increase in accumulated depreciation is due to timing of the currency translation calculation.

NOTE 7 – INTANGIBLE ASSETS

The Company has intangible assets related to website development. The amortization of the intangible assets is over a three-year period. As of August 31, 2017, and 2016, the Company had intangible assets, net of accumulated amortization, of $10,134 and $9,065, respectively. Variances between the two reporting periods are primarily due to the currency translation calculation. The intangible assets are as follows:

	August 31,	August 31,
	2017	2016
Website development	$29,428	$21,088
Total intangible assets	29,428	21,088
Less: Accumulated amortization	19,294	12,023
Intangible assets, net	$10,134	$9,065

The amortization expense for the years ended August 31, 2017 and 2016, was $7,271 and $9,751, respectively. The variance between the expense and the increase in accumulated amortization is due to timing of the currency translation calculation. Amortization, based on the currency translation calculation as of the date of this report, for the next five years, is as follows:

2018	$9,835
2019	299
2020	-
2021	-
2022	-
Total	$10,134

NOTE 8 – INVESTMENTS

On January 12, 2017, Allesch-Taylor purchased the Company’s original investment of £5,000 for a 5% ownership of Radio Station (f/k/a Soho Radio Ltd.) for £5,000 of his issued preference shares in DEPT-UK. The relationship with Radio Station will continue to provide the Company with intangible benefits. As the Company had previously impaired £4,000 of the investment as of August 31, 2015, the exchange resulted in a gain on the transaction and will be recorded accordingly. The Company had previously impaired the investment as the investment would only provide intangible benefits, which, after this transaction, are still anticipated to be to the benefit of the Company. See Notes 10 and 11.

NOTE 9 – NOTES PAYABLE

The Company has notes payable as of August 31, 2017 and 2016 are as follows:

Notes payable - current
	August 31, 2017				August 31, 2016
		Accrued			Accrued
	Principal	Interest	Total	Principal	Interest	Total
Arch Investments (1)	$2,194	$-	$2,194	$-	$-	$-
Arch Investments (1)	5,067	-	5,067	-	-	-
Arch Investments (1)	5,065	-	5,065	-	-	-
Arch Investments (1)	15,873	-	15,873	-	-	-
Arch Investments (1)	4,349	-	4,349	-	-	-
HSBC	106,871	-	106,871	18,368	-	18,368
Total	$139,419	$-	$139,419	$18,368	$-	$18,368

________________

(1)	The balance for August 31, 2016 of $32,548 is not reflected on the balance sheet due to the reverse merger. The Company assumed this liability as a condition of the reverse merger.

Notes payable - non-current
	August 31, 2017			August 31, 2016
		Accrued			Accrued
	Principal	Interest	Total	Principal	Interest	Total
Deij Capital Limited	$70,079	$-	$70,079	$39,540	$-	$39,540
HSBC	302,847	-	302,847	170,257	-	170,257
Total	$372,926	$-	$372,926	$209,797	$-	$209,797

On February 1, 2010, DEPT-UK entered into a business loan with International Capital Corporation (“ICC”). The loan is for 7 years, with no interest. The imputed interest is deemed immaterial as of August 31, 2017. The loan was for $1,353,645 (£850,000) to be drawn down as and when required. On June 30, 2016, ICC converted the balance due of $719,143 (£542,617) into 542,617 shares of Preference Shares (see Note 11). The outstanding principal as of August 31, 2017 and 2016 was $0 (£0) and $0 (£0), respectively. See Note 10.

On July 1, 2014, DEPT-UK entered into a business loan with Deij Capital Limited (“Deij Capital”), a company in which Gill is the director and owner. The loan is for 3 years, with an interest rate of 0%. The note was extended to July 1, 2018. The imputed interest is deemed immaterial as of August 31, 2017. The facility loan was for $171,437 (£100,000) to be drawn down as and when required. On June 30, 2016, Deij Capital converted the balance due of $179,534 (£135,464) into 135,464 shares of Preference Shares (see Note 11). On May 31, 2017, Deij Capital converted of the balance due $63,990 (£51,500) into 51,500 shares of Preference Shares (see Note 11). The outstanding principal as of August 31, 2017 and 2016, was $70,079 (£56,454) and $39,540 (£30,000), respectively. The accrued interest as of August 31, 2017 and 2016, was $0 (£0) and $0 (£0), respectively. See Note 10.

On July 31, 2014, DOCASA executed a promissory note for $2,194 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and is non-interest bearing. The imputed interest is deemed immaterial as of August 31, 2017. As of August 31, 2017, and 2016, the principal was $2,194. The balance for August 31, 2016, is not reflected on the balance sheet due to the reverse merger. The Company retained this liability as a condition of the reverse merger. This note was acquired by Arch Investments, LLC. See Notes 2 and 10.

On April 30, 2015, DOCASA executed a promissory note for $5,067 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and is non-interest bearing. On July 20, 2016, Arch Investments, LLC acquired this promissory note due to Nami Shams. The imputed interest is deemed immaterial as of August 31, 2017. As of August 31, 2017, and 2016, the principal was $5,067. The balance for August 31, 2016, is not reflected on the balance sheet due to the reverse merger. The Company retained this liability as a condition of the reverse merger. See Notes 2 and 10.

On July 31, 2015, DOCASA executed a promissory note for $5,065 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and is non-interest bearing. The imputed interest is deemed immaterial as of August 31, 2017. As of August 31, 2017, and 2016, the principal was $5,065. The balance for August 31, 2016, is not reflected on the balance sheet due to the reverse merger. The Company retained this liability as a condition of the reverse merger. This note was acquired by Arch Investments, LLC. See Notes 2 and 10.

On October 31, 2015, DOCASA executed a promissory note for $15,873 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and is non-interest bearing. The imputed interest is deemed immaterial as of August 31, 2017. As of August 31, 2017, and 2016, the principal was $15,873. The balance for August 31, 2016, is not reflected on the balance sheet due to the reverse merger. The Company retained this liability as a condition of the reverse merger. This note was acquired by Arch Investments, LLC. See Notes 2 and 10.

On January 31, 2016, DOCASA executed a promissory note for $4,349 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and is non-interest bearing. The imputed interest is deemed immaterial as of May 31, 2017. As of August 31, 2017, and 2016, the principal was $4,349. The balance for August 31, 2016, is not reflected on the balance sheet due to the reverse merger. The Company retained this liability as a condition of the reverse merger. This note was acquired by Arch Investments, LLC. See Notes 2 and 10.

On July 28, 2016, DEPT-UK entered into a business loan with HSBC. The loan is a development loan drawn down against development invoices. The loan is for 4 years, with an interest rate of 4.5% over the Bank of England base rate. The loan repayment is monthly, interest-only payments for the first six months followed by monthly repayments of principal and interest over the remaining forty-two months. The loan was for $437,992 (£352,500) with an initial $115,767 (£93,178) drawn. The outstanding principal and accrued interest as of August 31, 2017 and 2016, was $409,718 (£317,941) and $170,257 (£129,178), respectively. As of August 31, 2017, the current portion was $106,871 (£82,932) and the non-current portion was $302,847 (£235,009).

As of August 31, 2016, the Company had a temporary loan from HSBC in the amount of $18,368. As of August 31, 2017, the liability had been paid in full.

On September 1, 2016, DOCASA acquired the 115,000,000 shares of common stock from Atlantik in exchange for a promissory note for $320,000, which is non-interest bearing and terminates in one year. The imputed interest is deemed immaterial as of August 31, 2017. The principal is payable in two tranches; $20,000 due September 30, 2016, and the remaining $300,000 due August 31, 2017. The $20,000 payment was made by a third party and recorded as contributed capital in September 2016. The remaining $300,000 balance was paid on November 30, 2016, to Atlantik by Allesch-Taylor. See Notes 1, 2, 5, 6 and 10.

NOTE 10 – RELATED PARTIES TRANSACTIONS

On February 1, 2010, DEPT-UK entered into a business loan with ICC. The loan is for 7 years, with no interest. The imputed interest is deemed immaterial as of August 31, 2017. The loan was for $1,353,645 (£850,000) to be drawn down as and when required. On June 30, 2016, ICC converted the balance due of $719,143 (£542,617) into 542,617 shares of Preference Shares (see Note 11). The outstanding principal as of August 31, 2017 and 2016 was $0 (£0) and $0 (£0), respectively. See Note 9.

On July 1, 2014, DEPT-UK entered into a business loan with Deij Capital Limited (“Deij Capital”), a company in which Gill is the director and owner. The loan is for 3 years, with an interest rate of 0%. The imputed interest is deemed immaterial as of May 31, 2017. The facility loan was for $171,437 (£100,000) to be drawn down as and when required. On June 30, 2016, Deij Capital converted the balance due of $179,534 (£135,464) into 135,464 shares of Preference Shares (see Note 11). On May 31, 2017, Deij Capital converted of the balance due $63,990 (£51,500) into 51,500 shares of Preference Shares (see Note 11). The outstanding principal as of August 31, 2017 and 2016, was $70,079 (£56,454) and $39,540 (£30,000), respectively. The accrued interest as of August 31, 2017 and 2016, was $0 (£0) and $0 (£0), respectively. See Note 9.

On July 31, 2014, DOCASA executed a promissory note for $2,194 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and is non-interest bearing. The imputed interest is deemed immaterial as of August 31, 2017. See Notes 2 and 9.

On April 30, 2015, DOCASA executed a promissory note for $5,067 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and is non-interest bearing. The imputed interest is deemed immaterial as of August 31, 2017. On July 20, 2016, Arch Investments, LLC acquired this promissory note due to Nami Shams. See Notes 2 and 9.

On July 31, 2015, DOCASA executed a promissory note for $5,065 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and is non-interest bearing. The imputed interest is deemed immaterial as of August 31, 2017. See Notes 2 and 9.

On October 31, 2015, DOCASA executed a promissory note for $15,873 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and is non-interest bearing. The imputed interest is deemed immaterial as of August 31, 2017. See Notes 2 and 9.

On January 31, 2016, DOCASA executed a promissory note for $4,349 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and is non-interest bearing. The imputed interest is deemed immaterial as of August 31, 2017. See Notes 2 and 9.

On June 30, 2016, Nami Shams, a former officer and director of DOCASA, provided DOCASA with a Forgiveness of Debt for $6,302 for advances made by Nami Shams to the Company.

On June 30, 2016, 192,745 Preference Shares were issued to Allesch-Taylor in exchange for a payable of $255,450 (£192,745). See Note 11.

On July 8, 2016, the majority shareholder of DOCASA, Nami Shams, sold 115,000,000 shares of common stock representing 75.8% of the outstanding shares of the Company at such time to Atlantik for a total purchase price of $200,000. See Notes 2 and 11.

On September 1, 2016, the Company acquired the 115,000,000 shares of common stock from Atlantik in exchange for a promissory note for $320,000. The principal is payable in two tranches; $20,000, which was paid on September 30, 2016, and the remaining $300,000 due August 29, 2017. See Notes 1, 2, 4, 6 and 10.

On September 1, 2016, the Company acquired DEPT-UK (see Notes 2, 6 and 9) and initially issued 110,000,000 shares of common stock as part of the acquisition to Stefan Allesch-Taylor, the Chairman of the Company. On April 6, 2017, the Board of Directors approved the issuance of 2,936,000 shares of common stock to Allesch-Taylor, which are part of the 60,000,000 shares to be issued to Allesch-Taylor by August 31, 2017. On June 26, 2017, Mr. Allesch-Taylor requested that the issuance deadline of August 31, 2017, be extended to August 31, 2018, which was agreed to by the Company. In October 2017, the Company issued an additional 8,976,875 shares of common stock to Allesch-Taylor (see Note 17).

On November 30, 2016, 10,750 Preference Shares were issued to Deij Capital in exchange for a debt of $13,422 (£10,750). See Note 11.

On January 12, 2017, Allesch-Taylor purchased the Company’s original investment of £5,000 for Radio Station for £5,000 of his issued preference shares in DEPT-UK. As the Company had impaired £4,000 of the investment as of August 31, 2015, the exchange will result in a gain on the transaction and will be recorded accordingly. The Company had previously impaired the investment as the investment would only provide intangible benefits, which, after this transaction, will still be applicable. See Notes 8 and 11.

On February 28, 2017, 51,500 Preference Shares were issued to Deij Capital in exchange for a debt of $63,990 (£51,500). See Note 11.

For the years ended August 31, 2017 and August 31, 2016, the Company purchased $194,352 (£150,817) and $132,508 (£92,320), respectively, of cakes from Dee Light, a company which Gill, the vice chairman of the Company, was a 50% shareholder (until November 2016). As of August 31, 2017, and 2016, the Company owed Dee Light $70,165 (£54,448) and $56,102 (£42,566), respectively.

For the years ended August 31, 2017 and 2016, the Company made sales or advances of $530,780 (£405,815) and $328,924 (£229,166), respectively, to The Roastery Department Ltd. (“The Roastery Department”), and made purchases from it of £217,418 and £123,705 for the years ended August 31, 2017, and 2016, respectively. As of August 31, 2017, and 2016, the Company both has receivables and payables from The Roastery Department, which netted as receivables of $1,198,811 (£930,277) and payables of $452,674 (£351,275), respectively. Gill, the Company’s vice chairman, and Ashley Lopez (“Lopez”), the Company’s chief executive officer, were both unpaid directors of The Roastery Department until they resigned on December 1, 2016. The Company, when purchasing products from The Roastery Department, was provided a discount due to the strategic relationship between the two parties which provided the Company its purchases at cost. The relationship between The Roastery Department and the Company, as stated, is classified as a barter transaction. Therefore, the Company expensed the net of the receivable and the payable, $417,436 (£323,930), resulted in an expense of $423,680, with the variance due to the currency translation. The Company maintains a receivable for cash advance of $328,703 (£255,072).

As of August 31, 2017, and 2016, the Company owed Allesch-Taylor, the Company’s chairman, payables of $41,174 (£31,951) and $0 (£0), respectively.

As of August 31, 2017, and 2016, the Company owed Lopez, the Company’s chief executive officer, payables of $893 (£693) and $2,985 (£2,265), respectively.

As of August 31, 2017, and 2016, the Company owed Deij Capital, a company in which Gill, the deputy chairman of the Company, is the director and owner, notes payable of $70,079 (£56,454) and $39,540 (£30,000), respectively. As of August 31, 2017, and 2016, the Company owed Deij Capital, accounts payable of $12,045 (£9,347) and $5,390 (£3,500), respectively.

On November 30, 2016, Allesch-Taylor individually paid the Company’s remaining balance of $300,000 in regards to the promissory note to Atlantik (see Notes 9 and 11). In exchange for the payment on behalf of the Company, the Company agreed to issue Allesch-Taylor 300,000 shares of common stock at a value of $1.00 per share. As of that date, the last stock transaction with stock was September 1, 2016, which valued the common stock at $0.0027 per share, and the Company therefore believes that the agreed valuation of $1.00 per share was fair and beneficial to the Company. Nevertheless, this transaction was not necessarily an arm’s length transaction. As of August 31, 2017, the stock has not been issued and is recorded as issuable.

The Company has an employment agreement with Lopez, our CEO, and did have a consulting agreement with Clearbrook Capital Partners LLP (“Clearbrook”), an entity where Kazi Shahid, our former CFO, was a partner and also served as CFO. Allesch-Taylor is a director of Clearbrook. The agreement with Clearbrook was terminated on March 15, 2017.

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

On November 30, 2016, Allesch-Taylor individually paid the Company’s remaining balance of $300,000 in regards to the promissory note to Atlantik (see Notes 9 and 10). In exchange for the payment on behalf of the Company, the Company issued Allesch-Taylor 300,000 shares of common stock at a value of $1.00 per share. The last transaction with stock was September 1, 2016, which valued the common stock at $0.0027 per share. The Company’s common stock did not trade during this period therefore the value for the November 30, 2016 transaction was determined to be multiples higher than the last recorded transaction. The Company believes that the value is not beneficial to Allesch-Taylor but does not state that this was an arm’s length transaction. On April 6, 2017, the Board of Directors approved the issuance of 2,936,000 shares of common stock to Allesch-Taylor, which are part of the 60,000,000 shares to be issued to Allesch-Taylor by August 31, 2018 (see Notes 1, 5, 6, 9 and 10).

As of May 31, 2017, the Company has not granted any stock options and has not recorded any stock-based compensation.

All references in these financial statements to number of common shares, price per share and weighted average number of shares outstanding prior to the 115:1 forward split have been adjusted to reflect the stock split on a retroactive basis unless otherwise noted.

Preference Shares – DEPT-UK

The Articles of Association of DEPT-UK, pursuant to the Companies Act 2006, authorized DEPT-UK to issue up to 25,000,000 preference shares, par value £1.00 per share (such subsidiary preference shares referred to herein as “Preference Shares”). Such Preference Shares have no votes and limited distribution rights. Subject to the provisions of the Companies Act 2006, DEPT-UK shall have the right pursuant to Section 687-688 of the Companies Act 2006 to redeem at par the whole or any part of the Preference Shares at any time or times after the date of issue of the said Preference Shares upon giving to DEPT-UK not less than three months’ previous notice in writing. The Preference Shares, at the discretion of the Board of Director of DEPT-UK, can be purchased at the value they were issued or can be converted into contributed capital. The Preference Shares are accounted for as minority interest.

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

On November 30, 2016, 10,750 Preference Shares were issued to Deij Capital in exchange for a debt of $13,422 (£10,750). See Note 10.

On January 12, 2017, Allesch-Taylor purchased the Company’s original investment of £5,000 for Radio Station for £5,000 of his issued preference shares in DEPT-UK. As the Company had impaired £4,000 of the investment as of August 31, 2015, the exchange will result in a gain on the transaction and was recorded. The Company had previously impaired the investment as the investment would only provide intangible benefits, which, after this transaction, will still be applicable. See Notes 8 and 10.

On January 23, 2017, Borough Capital subscribed to 300,000 Preference Shares for $374,479 (£305,032).

On January 25, 2017, Borough Capital subscribed to 5,000 Preference Shares for $6,310 (£5,000).

On February 28, 2017, 29,250 Preference Shares were issued to Deij Capital in exchange for a debt of $36,300 (£29,250). See Note 10.

On May 31, 2017, Borough Capital subscribed to 200,000 Preference Shares for $257,997 (£200,000).

On August 31, 2017, Borough Capital subscribed to 232,000 Preference Shares for $298,969 (£232,000).

The dollar amount of Preference Shares, as recorded, were reclassified to additional paid-in capital as part of consolidation.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of October 25, 2017, there were no pending or threatened lawsuits.

Lease Commitment

We lease office space in Schaumburg, Illinois, pursuant to a lease that is monthly. This facility serves as our corporate office.

Future minimum lease payments under leases due to the acquisition of DEPT-UK (see Note 2) and the expansion in the US, are as follows:

2018	$775,726
2019	775,490
2020	778,760
2021	746,502
2022	532,555
Future	1,241,852
Total	$4,850,885

 Note: The above table will change in each future filing due to currency translation as applicable.

As a result of the acquisition on September 1, 2016 (see Note 10), for DEPT-UK, 16 leases, of which one is for the UK administrative office, and 15 operational leases. The Company has one lease in the United States for DEPT-IL. The Company also has one coffee shop under construction in the US, which is under lease, and opened in October 2017. Various leases have break out dates prior to expiration. See Notes 2 and 10.

The Company entered into six leases during the year ended August 31, 2017.

The Company is a primary leaseholder on one lease which it has subleased to the Roastery and is responsible for the payments. The Company is responsible for annual payments of approximately £19,500 for an undefined period of time.

Rent expense for the years ended August 31, 2017 and 2016, was $463,655 and $418,193, respectively.

NOTE 13 – INCOME TAX

For the fiscal year 2017 and 2016, there was no provision for income taxes and deferred tax assets have been entirely offset by valuation allowances.

As of August 31, 2017, and 2016, the Company has United States net operating loss carry forwards of $88,646 and $0, respectively. The carry forwards expire through the year 2036. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. The United Kingdom does not recognize net operating loss carry forwards.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% to loss before taxes), as follows:

	For the Years Ended
	August 31,
	2017	2016

Tax expense (benefit) at the statutory rate
Federal	$(45,553)	$-
Non-U.S.	(367,468)	9,291
State income taxes, net of federal income tax benefit	(3,606)	-
Non-deductible items		-
Federal	15,832	-
Non-U.S.	367,468	(9,291)
Change in valuation allowance	33,327	-

Total	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax effect of significant components of the Company’s deferred tax assets and liabilities at August 31, 2017 and 2016, respectively, are as follows:

	August 31,
	2017	2016

Deferred tax assets:
Net operating loss carryforward	$30,140	$-
Less: Deferred tax asset valuation allowance	(30,140)	-

Total net deferred taxes	$-	$-

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

Because of the historical earnings history of the Company, the net deferred tax assets for 2017 were fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $30,140 and $0 as of August 31, 2017 and 2016, respectively.

NOTE 14 – CONCENTRATIONS

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

The Company places its temporary cash investments with financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) for the United States and the Financial Services Compensation Scheme (“FSCS”) for the United Kingdom. No amounts exceeded federally insured limits as of August 31, 2017. There have been no losses in these accounts through August 31, 2017.

Concentration of Customer

The Company has one customer, which, for the years ended August 31, 2017 and 2016, had sales of $557,416 (£426,180, 13.3% of total revenue) and $451,261 (£372,678, 16.7% of total revenue), respectively. The Company has a contract with the customer that expires in February 2020.

Concentration of Supplier

The Company relies on several suppliers for coffee, none of which are irreplaceable. The Company relies on one company to provide roasting services, which could be replaced without any negative long-term effects on the Company.

Concentration of Lender

The Company has two lenders, one a third-party and the other a related party, for its notes payable.

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

NOTE 15 – REVENUE CLASSES

Selected financial information for the Company’s operating revenue classes for the years ended August 31, 2017 and 2016, are as follows:

Revenues:	For the year ended		For the year ended
	August 31, 2017		August 31, 2016
Coffee and complementary food products	$3,669,307	£2,805,418	$3,409,213	£2,375,245
Coffee school	$12,425	£9,500	$20,357	£14,183
Management fees	$498,751	£381,327	$439,947	£306,517
Hot sauce (a)	$-	£0	$-	£0
Total	$4,180,483	£3,196,245	$3,869,517	£2,695,945

(a) For the year ended August 31, 2016, due to the reverse merger on September 1, 2016, are not reflective on this table.

Direct costs of revenue:	For the year ended		For the year ended
	August 31, 2017		August 31, 2016
Coffee and complementary food products	$3,479,372	£2,660,202	$2,316,912	£1,619,427
Coffee school	$1,319	£1,008	$2,061	£1,388
Management fees	$152,900	£116,902	$139,268	£93,781
Hot sauce (a)	$-	£0	$-	£0
Total	$3,633,591	£2,778,112	$2,458,240	£1,714,595

(a) For the year ended August 31, 2016, due to the reverse merger on September 1, 2016, are not reflective on this table.

NOTE 16 – MINORITY INTEREST

DEPT-UK has a minority interest of 0.2%. For the year ended August 31, 2017, the Company had a minority interest of $1,230. For the year ended August 31, 2016, the Company had a minority interest of $55, which was not material therefore not recorded.

NOTE 17 – CAPITAL LEASE OBLIGATIONS

The Company leases various assets under capital lease. As of August 31, 2017, and 2016, capital lease obligations consisted of the following:

	DEPT-UK
	August 31,
	2017	2016
Computer equipment	$57,128	$36,839
Office equipment	20,420	22,972
Site equipment and machinery	355,914	198,532
Site furniture, fixtures and fittings	233,669	160,072
Total fixed assets	667,131	418,415
Less: Accumulated depreciation	240,246	180,874
Fixed assets, net	$426,885	$237,541

Aggregate future minimum rentals under capital leases are as follows:

Year ended August 31,
2018	$116,146
2019	88,906
2020	65,083
2021	50,564
2022	13,543
Total	334,242
Less: Interest	15,157
Present value of minimum lease payments	319,085
Less: Current portion of capital lease obligations	116,146
Capital lease obligations, net of current portion	$202,939

Note: The above schedule reflects only items that have payments associated with them.

NOTE 18 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. The Company has determined that there are no other such events that warrant disclosure or recognition in the financial statements, except as stated herein.

On October 4, 2017, the Company opened its first coffee shop location in the United States, in Chicago, Illinois.

On October 6, 2017, the Company issued 8,976,875 shares of common stock to Allesch-Taylor as part of the common stock owed to Allesch-Taylor in regards to the acquisition (see Notes 2, 5, 10 and 11). After this issuance, of the original 60,000,000 shares issuable, 48,087,125 remain issuable by no later than August 31, 2018.

On October 30, 2017, the Company issued 1,000,000 shares of common stock to Allesch-Taylor as part of the common stock owed to Allesch-Taylor in regards to the acquisition (see Notes 2, 5, 10 and 11). After this issuance, of the second tranche of 60,000,000 shares issuable to Allesch-Taylor pursuant to the acquisition terms, 47,087,125 remain issuable to him by no later than August 31, 2018.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term "disclosure controls and procedures" to mean the company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified. Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

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

In evaluating the effectiveness of the Company’s internal control over financial reporting as of August 31, 2017, management used the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the criteria established by COSO, management (with the participation of the CEO and the CFO) identified the following material weaknesses in the Company’s internal control over financial reporting as of August 31, 2017, which arose from the limited number of number of staff at the Company and the inability to achieve proper segregation of duties:

The Company lacked effective controls for ensuring the accuracy of reporting over significant account balances, including the review, approval, and documentation of related transactions and account reconciliations and other complex accounting procedures.

The Company lacked effective controls because their directors are not independent.

As a result of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2017, based on the criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

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

Changes in Internal Control over Financial Reporting

Except as set forth above and below, there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On March 15, 2017, Kazi Shahid resigned as Chief Financial Officer of the Company to pursue other opportunities, and the Company’s CEO, Ashley Lopez, assumed the role of Chief Financial Officer on an interim basis.

Limitations on the Effectiveness of Controls

The Company’s management, including the CEO and CFO, does not expect that our limited disclosure controls and procedures or internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of the control system must reflect that there are resource constraints and that the benefits must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information with respect to persons who are serving as directors and officers of the Company. Each director holds office until the next annual meeting of shareholders or until his or her successor has been elected and qualified.

Name	Age	Position

Stefan Allesch-Taylor CBE	48	Chairman (1)
Matthew Gill	45	Vice-Chairman (1)
Ashley Lopez	30	Chief Executive Officer (1), President (1) and Chief Financial Officer (2)

_________________

(1)	Appointed on September 1, 2016.

(2)	Appointed on March 15, 2017.

Biographies of Directors and Officers

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

  Professor Stefan Allesch-Taylor CBE – Chairman

Mr. Allesch-Taylor has been a London based financier for over 25 years, specializing in start-ups, business turnarounds and strategy change. He first served as Chairman of a UK public company at the age of 27 and has continued to serve on boards in the UK, USA and Europe as CEO, Chairman or senior non-executive director since that time. He has co-founded and/or served on the boards of companies in the property, industrial, medical, agriculture, technology, sports, retail, hospitality and financial services sectors. Mr. Allesch-Taylor is the Deputy Chairman of Action Hotels PLC, co-founder and Supervisory Board Member of Global Evolution A/S and non-executive director of Clearbrook Capital Partners LLP. Mr. Allesch-Taylor is authorized and regulated by the UK Financial Conduct Authority. He is authorized and regulated by the Danish Financial Services Authority. Mr. Allesch-Taylor is also approved and authorized as a ‘controller’ of a German deposit-taking bank by the Bundesbank, BaFin and German Deposit Protection Fund. He has co-founded and is the Chairman of several UK and international charities, providing humanitarian aid and the alleviation of poverty for over 1.35 million people in Sub-Saharan Africa and the UK. Mr. Allesch-Taylor was appointed a Commander of the Order of the British Empire in Her Majesty The Queen’s New Year Honours List 2014. In 2016, he was appointed Professor in the Practice of Entrepreneurship, King’s College, London, a global top 25 university with over 35,000 students and 6,500 staff.

  Matthew Gill – Vice Chairman

Matthew Gill has been an executive director and an investor of a number of organisations, both public and private over the last 15 years in the United States and United Kingdom. He has worked principally in corporate start-ups and turnarounds as a strategic advisor in a variety of sectors, including property, technology, food retail and financial services, helping to arrange finance when necessary.

He is a founding member of the Central London Rough Sleepers Committee, providing free meals and support for the homeless in Central London and serving 10,000 meals since its inception in 2008. He serves as a Director of Pump Aid, an award-winning UK charity that has provided clean water to over 1.35 million people in the poorest communities in rural Malawi and Zimbabwe. He is also a Director of The Afri-CAN Charity, an organisation that focuses on training, permanent employment and providing free school breakfasts in South Africa and Malawi.

Matthew is the Director of UK charity Team Up. Team Up trains volunteer undergraduate students to tutor disadvantaged children in private lessons in attaining essential GSCE’s. To date, over 5,000 children in London have benefitted from the program.

Mr. Gill holds a BSc in Business Administration from Coventry University.

  Ashley Lopez – Chief Executive Officer, President and Chief Financial Officer

Ashley Lopez is a Chicago native who studied in Minnesota and subsequently in London. She became a Director of Department of Coffee and Social Affairs in March 2012. After spending a year heading up Human Resources, Ashley moved to Chief Operating Officer in March 2013, and on January 1, 2015, she was appointed Chief Executive Officer.

Ashley led and executed the growth plan for Department of Coffee and Social Affairs, growing the business from two locations and ten employees to sixteen locations and one hundred and thirty employees within three years. Ashley has acted as a strategic advisor to the Goldfinger Factory, an award-winning design and up-cycling factory creating bespoke furniture and interiors. In June 2015, she joined the Board of Business for Social Progress, a new forum established by UCL’s Institute for Global Prosperity, where business leaders discuss how to implement the United Nations Sustainable Development Goals in today’s business world. In January 2016, she was appointed as a Trustee of the award-winning water charity, Pump Aid. She is a Trustee of The Afri-CAN Children’s Charity and is a founding Member of the Central London Rough Sleepers Committee (“CLRSC”). The CLRSC provides meals and services to the homeless and socially vulnerable in Central London and has served 10,000 meals since its inception.

Ashley holds a BA in Law from Winona State University, an MSc in Law & Finance from Queen Mary University, London and a MA in Management from the University of Westminster, London. In July 2016, she was chosen as the UK business magazine, Management Today’s, top 5 businesswomen in the UK under 35 years old.

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

Director Compensation

During the fiscal year ended August 31, 2017 and 2016, we did not have an independent director. Directors that were employees were not paid any fees for their role as director.

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

Corporate Governance & Board Independence

Our Board of Directors consists of two directors and has not established a Nominating or Governance Committees as standing committees. The Board does not have an executive committee or any committees performing a similar function. We are not currently listed on a national securities exchange or in an inter-dealer quotation system that has requirements that a majority of the board of directors be independent.

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

Board Leadership Structure and the Board’s Role in Risk Oversight.

The Board of Directors is led by the Chairman who is also the controlling shareholder. The Company has two directors, and a Chief Executive Officer and a Chief Financial Officer (roles currently filled by a single executive officer) reporting to the Board of Directors. Our structure provides the Company with multiple leaders who represent the Company to our stockholders, regulators, business partners and other stakeholders, among other reasons set forth below.

●

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

●	The Company believes this structure allows for efficient and effective oversight, given the Company’s relatively small size, its corporate strategy and focus.

The Board of Directors does not have a specific role in risk oversight of the Company. The Chairman, President and Chief Executive Officer and other executive officers and employees of the Company provide the Board of Directors with information regarding the Company’s risks.

Item 11. Executive Compensation.

The table below sets forth, for our last two fiscal years, the compensation earned by Ashley Lopez, our chief executive officer, president and chief financial officer, Kazi Shahid, our former chief financial officer, Nami Shams, our former director and officer and Pankaj Rajani, our former director and officer. The Company has executed an employment agreement with Ms. Lopez and previously had a consulting agreement for Mr. Rajani.

						Option
			Deferred			and	All Other
Name and			Compen-		Stock	Warrant	Compen-
Principal Position		Salary	sation	Bonus	Awards	Awards	sation	Total

Ashley Lopez (1)	2017	$78,476	$-	$-	$-	$-	$-	$78,476
Chief Executive Officer,	2016	$34,320	$-	$-	$-	$-	$-	$34,320
President and Chief Financial Officer

Kazi Shahid (2)	2017	$-	$-	$-	$-	$-	$67,803	$67,803
Chief Financial Officer	2016	$-	$-	$-	$-	$-	$84,480	$84,480

Pankaj Rajani (3)	2016	$-	$-	$-	$-	$-	$-	$-
Director	2015	$-	$-	$-	$-	$-	$-	$-

Nami Shams (4)	2016	$-	$-	$-	$-	$-	$-	$-
Director	2015	$-	$-	$-	$-	$-	$-	$-

___________

(1)	Ms. Lopez was appointed to chief executive officer and president for the Company on September 1, 2016. Ms. Lopez was appointed to chief financial officer on March 15, 2017. Previously, Ms. Lopez was appointed to the same positions at Department of Coffee and Social Affairs Limited on January 1, 2015. Ms. Lopez initially began with the subsidiary on March 1, 2012. Ms. Lopez is an employee of the subsidiary.

(2)	Mr. Shahid was appointed to all positions for the Company on September 1, 2016. Mr. Shahid resigned from all positions on March 15, 2017. Previously, Mr. Shahid was appointed to the same positions at Department of Coffee and Social Affairs Limited on January 17, 2016. Mr. Shahid initially began with the subsidiary on January 17, 2016. Mr. Shahid is compensated as a consultant through his consulting company.

(3)	Mr. Rajani was appointed to all positions on July 11, 2016 and resigned from all positions on September 1, 2016.

(4)	Mr. Shams was appointed to all positions on July 22, 2014 and resigned from all positions on July 8, 2016.

Change in
Pension
Value and
	Fees			Non-Equity	Nonqualified
	Earned			Incentive	Deferred
	or Paid in	Stock	Warrant	Plan	Compensation	All Other
Director	Cash	Awards	Awards (1)	Compensation	Earnings	Compensation	Total

Stefan Allesch-Taylor (1)
2017	$-	$-	$-	$-	$-	$-	$-
2016	$-	$-	$-	$-	$-	$-	$-

Matthew Gill (2)
2017	$-	$-	$-	$-	$-	$-	$-
2016	$-	$-	$-	$-	$-	$-	$-

(1) Mr. Allesch-Taylor was appointed as Chairman on September 1, 2016.  Mr. Allesch-Taylor purchased Department of Coffee and Social Affairs Limited, a subsidiary of DOCASA, Inc., where he is the Chairman.

(2) Mr. Gill was appointed as Director on September 1, 2016.  Mr. Gill was appointed on June 2, 2010, as a Director of Department of Coffee and Social Affairs Limited, a subsidiary of DOCASA, Inc., where he is a Director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of the Company’s common stock (and preferred stock) as of August 31, 2017, for (i) each person or entity who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each executive officer and named officer; (iii) each director; and (iv) all of our officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o 1901 North Roselle Road, Suite 800, Schaumburg, Illinois 60195.

		Amount &
		Nature
		of Beneficial		Percent of
Title of Class	Name of Beneficial Owners	Ownership (1)		Class (2)

Common stock, $0.001 par value	Stefan Allesch-Taylor CBE (4)	110,300,000	(4)	75.1%
Common stock, $0.001 par value	Matthew Gill (4)	-	(4)	0.0%
Common stock, $0.001 par value	Ashley Lopez (3)	-	(3)	0.0%

Common stock, $0.001 par value	All officers and directors as a Group	110,300,000		75.1%

________________

(1)	Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power to the shares of the Company's common stock.

(2)	As of August 31, 2017, a total of 147,100,000 shares of the Company's common stock are considered to be outstanding (and does not include issuable) pursuant to SEC Rule 13d-3(d)(1). For each Beneficial Owner listed, any options exercisable within 60 days have been also included for purposes of calculating their percent of class.

(3)	Officer.

(4)	Director.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

None.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined in Section 803A of the NYSE Amex LLC Company Guide. Since the Over the Counter (“OTCQB”) does not have rules regarding director independence, the Board makes its determination as to director independence based on the definition of “independence” as defined under the rules of the New York Stock Exchange (“NYSE”) and American Stock Exchange (“Amex”).

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees billed by our principal independent accountants, Green & Company CPA’s, for the categories of services indicated.

	Years Ended August 31,
Category	2017	2016
Audit Fees	$79,000	$23,876
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$79,000	$23,876

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibits

See the Exhibit Index following the signature page of this Registration Statement, which Exhibit Index is incorporated herein by reference.

Number	Description

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1, filed on October 24, 2014)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1, filed on October 24, 2014)
3.3	Certificate of Amendment, Change of Name (incorporated by reference to our Current Report on Form 8-K filed on August 16, 2016)
3.4	Certificate of Amendment, Change of Fiscal Year (incorporated by reference to our Current Report on Form 8-K filed on August 16, 2016)
10.1

Acquisition Agreement between DOCASA, Inc. (f/k/a FWF Holdings, Inc.) and Department of Coffee and Social Affairs Limited (incorporated by reference to our Current Report on Form 8-K filed on September 6, 2016)

10.2	Employment agreement with Ashley Lopez (incorporated by reference to our Current Report on Form 8-K filed on January 20, 2017)
10.3	Consulting agreement with Clearbrook Capital Partners LLP (incorporated by reference to our Current Report on Form 8-K filed January 20, 2017)
31 (1)

Certification of Principal Executive Officer and Principal Financial Officer of DOCASA, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 (1)	Certification of Principal Executive Officer and Principal Financial Officer of DOCASA, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
99.1	Unaudited Pro-Forma Condensed Combined Financial Statements (incorporated by reference to our Current Report on Form 8-K filed on January 20, 2017)
101.INS (1)	XBRL Taxonomy Extension Instance Document
101.SCH (1)	XBRL Taxonomy Extension Schema Document
101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

______________

(1)	Filed herewith

Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 18, 2017	By:	/s/ Ashley Lopez
Ashley Lopez
Principal Executive Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

December 18, 2017	By:	/s/ Stefan Allesch-Taylor
Stefan Allesch-Taylor
CBE, Chairman

December 18, 2017	By:	/s/ Matthew Gill
Matthew Gill
Director

