Form 10-Q
period 2017-11-30
DOCASA Inc.
filed 2018-01-19
CIK 1619055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

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

As of January 15, 2018, there were 160,012,875 shares of common stock, par value $0.001 per share issued, issuable, and outstanding.

DOCASA, INC.

FORM 10-Q

NOVEMBER 30, 2017

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

DOCASA, INC.
and Subsidiaries
Condensed Consolidated Balance Sheets

	November 30,	August 31,
	2017	2017
		(audited)
ASSETS
Current assets:
Cash	$202,133	$93,400
Accounts receivable	527,483	496,822
Prepaid expenses	229,040	36,270
Inventory	108,691	47,477
Total current assets	1,067,347	673,969

Fixed assets, net	1,966,992	1,672,176
Intangible assets, net	12,685	10,134
Other receivables	40,517	38,660
Investments	-	1,289
Goodwill	2,185,012	-
Deposits	212,289	89,989
Total assets	$5,484,842	$2,486,217

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable, current portion	$167,023	$139,419
Accounts payable	1,589,492	849,642
Accrued expenses	587,812	59,561
Accounts payable to related parties	50,582	95,213
Taxes payable	100,131	151,676
Capital leases obligations, current portion	116,146	116,146
Deferred revenue	35,361	32,661
Total current liabilities	2,646,547	1,444,318
Non-current liabilities:
Notes payable (includes $11,417 and $39,540 to related parties for November 30, 2017 and August 31, 2017, respectively)	11,417	372,926
Notes payable, non-current portion	357,740	-
Capital leases obligations, non-current portion	163,596	-
Other long-term liabilities	70,275	207,003
Total long-term liabilities	603,028	579,929
Total liabilities	3,249,575	2,024,247

Shareholders' equity:
Common stock, $0.001 par value, 250,000,000 shares authorized, 160,012,875 and 150,036,000 shares issued and outstanding, at November 30, 2017 and
August 31, 2017, and 47,087,125 and 57,064,000 conditionally issuable, at
November 30, 2017 and August 31, 2017, respectively	207,100	207,100
Additional paid-in capital	758,969	758,969
Class A ordinary shares of DEPT-UK (25,000,000 shares authorized, £1 par value,
0 and 243,800 shares issued and outstanding as of November 30, 2017 and August
31,2017, respectively)	-	-
Class B ordinary shares of DEPT-UK (10,000,000 shares authorized, £1 par value,
0 and 0 shares issued and outstanding as of November 30, 2017 and August 31,
2017, respectively)	-	-
Accumulated other comprehensive income	222,555	119,464
Non-controlling interest:
Preference shares of DEPT-UK (25,000,000 shares authorized, £1 par value, value, 2,987,826 and 1,642,826 shares issued and outstanding as of November 30,
2017 and August 31, 2017, respectively)	4,086,539	2,142,804
Accumulated deficit	(3,039,896)	(2,766,367)
Total DOCASA, Inc. shareholders' equity	2,235,267	461,970
Total liabilities and shareholders' equity	$5,484,842	$2,486,217

See accompanying notes to unaudited condensed consolidated financial statements.

DOCASA, INC.
and Subsidiaries
Condensed Consolidated Statements of Operations
For the three months ended November 30,
(unaudited)

	2017	2016

Revenue, net	$1,522,886	$916,625

Operating expenses
Direct costs of revenue	1,175,915	573,242
Professional fees	65,004	43,620
Rent	172,717	94,243
Depreciation and amortization	74,024	32,503
Property taxes	67,010	47,005
Other general and administrative expenses	235,589	135,844

Operating loss	(267,373)	(9,832)

Other income (expense)
Interest expense	(6,154)	(2,448)
Impairment expense	-	(46,566)

Loss before provision for income taxes	(273,529)	(58,846)

Net loss	(273,529)	(58,846)
Loss attributable to non-controlling interest	281	26

Net loss attributable to common shareholders	$(273,248)	$(58,820)

Foreign currency translation gain	103,091	(7,557)

Total comprehensive loss	$(170,157)	$(66,377)

Net loss attributable to common shareholders per share - basic	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic	150,036,000	146,800,000

See accompanying notes to unaudited condensed consolidated financial statements.

DOCASA, INC.
and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended November 30,
(unaudited)

	2017	2016
Cash flows from operating activities:
Net loss before taxes and non-controlling interest	$(273,529)	$(58,846)
Adjustments to reconcile net loss before taxes and non-controlling interest to net cash provided by operations:
Depreciation and amortization expense	74,024	32,503
Other comprehensive income	103,091	(7,557)
Impairment expense	-	46,566
Non-controlling interest gain	281	26
Changes in operating assets and liabilities:
Accounts receivable	(30,661)	(349,647)
Other receivables	(1,857)	107,986
Prepaid expenses	(100,718)	63,051
Inventory	(9,803)	1,264
Deposits	(2,301)	(30,183)
Accounts payable	739,850	244,065
Accounts payable to related parties	(44,631)	26,151
Accrued expenses	252,359	12,116
Taxes payable	(52,729)	(5,416)
Deferred revenue	2,700	9,745
Other non-current liabilities	136,728	(5,114)
Net cash provided by operating activities	792,804	86,710

Cash flows used in investing activities:
Acquisition of fixed assets	(291,994)	(167,292)
Acqusition of intangible assets	(6,060)	-
Cash acquired from acquisition of Tapped	200,582	-
Acquisition of Tapped, net	(237,877)	-
Net cash used in investing activities	(335,349)	(167,292)

Cash flows from (used in) financing activities:
Proceeds from notes payable	-	290,908
Payment on capital leases	(43,407)	-
Sale of preference shares	26,558	-
Payments on notes payable	(331,873)	(177,641)
Payments on notes payable to related parties	-	(37,456)
Net cash provided by (used in) financing activities	(348,722)	75,811

Net increase (decrease) in cash	108,733	(4,771)
Cash at beginning of period	93,400	91,137

Cash at end of period	$202,133	$86,366

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,376	$2,448
Cash paid for taxes	$-	$606

DOCASA, INC.
and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended November 30,
(unaudited)

	2017	2016
Non-cash investing and financing activities:
Issuance of note payable for treasury stock	$-	$320,000
Assets and liabilities assumed, net	$-	$46,359
Tapped - goodwill	$(2,185,012)	$-
Tapped - prepaid expenses	$92,052	$-
Tapped - inventory	$51,411	$-
Tapped - fixed assets, net	$73,337	$-
Tapped - deposits	$119,999	$-
Tapped - accrued expenses	$195,621	$-
Tapped - notes payable	$369,586	$-
Tapped - deferred taxes	$1,184	$-
Treasury stock acquired	$-	$(115,000)
Issuance of common stock for reverse acquisition	$-	$110,000
Issuable common stock for contribution	$-	$300
Issuance of preference shares for debt and services	$-	$13,422
Issuance of preference shares in exchange for common stock	$1,756,378	$-
Payment of debt by third party	$-	$(320,000)

See accompanying notes to unaudited condensed consolidated financial statements.

DOCASA, INC.

and Subsidiaries

Notes to Consolidated Condensed Financial Statements

November 30, 2017

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

DEPT-UK formed a wholly-owned subsidiary, Department of Coffee and Internal Affairs Limited (“DCIA”), on September 11, 2014, as filed with the Registrar of Companies for England and Wales. As of November 30, 2017, DCIA has had no operations or activity.

On April 5, 2017, the Company formed Department of Coffee and Social Affairs IL, Inc. (“DEPT-IL”), an Illinois corporation.

On May 18, 2017, the Company formed Department of Coffee and Social Affairs White Space Limited (“DEPT-UKWS”), as filed with the Registrar of Companies for England and Wales. DEPT-UKWS is a subsidiary of DEPT-UK.

For financial reporting purposes, the acquisition of DEPT-UK and the change of control in connection with acquisition represented a “reverse merger” rather than a business combination, and DEPT-UK is deemed to be the accounting acquirer in the transaction. For the periods subsequent to August 31, 2016, the acquisition is being accounted for as a reverse-merger and recapitalization. DEPT-UK is the acquirer for financial reporting purposes, and the Company (DOCASA, Inc., f/k/a FWF Holdings, Inc.) is the acquired company. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the acquisition are those of DEPT-UK and have been recorded at the historical cost basis of DEPT-UK, and the financial statements after completion of the acquisition include the assets and liabilities of both the Company and DEPT-UK, and the historical operations of DEPT-UK prior to closing and operations of both companies from the closing of the acquisition.

On January 2, 2018, with an effective date of November 1, 2017, DEPT-UK acquired Tapped and Packed Ltd (“Tapped”), an UK company, for a combination of cash and shares of common stock of the Company. See Note 2. Tapped became a subsidiary of DEPT-UK as a result of the transaction. Tapped has four shop locations in the UK which serve coffee and food.

Nature of Operations

We are currently devoting our efforts to the specialty coffee industry, specifically with company-operated stores. The Company will generate revenue through sales at nineteen existing company-operated coffee shop locations in the UK, with seven more locations under construction. The Company has expanded its operations to the United States and opened its first coffee shop in Chicago, Illinois in October 2017. Our objective is to continue to be recognized as one of the upper tier specialty coffee retail operations. Similar to other leading operators, we sell our proprietary coffee and related products, and complementary food and snacks. The Company, as of August 31, 2017, has discontinued its hot sauce products which had no activity in the year ended August 31, 2017 (see Note 3). Accounting for discontinued operations not required due to immateriality.

Principles of Consolidation

The consolidated financial statements include the accounts of DOCASA and its subsidiaries, DEPT-UK, DCIA, DEPT-IL and DEPT-UK’s subsidiary, DEPT-UKWS. All significant inter-company balances and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of DOCASA have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and done under §240.13(a) of the Securities Act. The results of operations for the interim period ended November 30, 2017 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending August 31, 2018. In the opinion of the Company’s management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments, unless otherwise indicated) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company’s Form 10-K for the year ended August 31, 2017, filed on December 18, 2017 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include the amortization period for intangible assets, valuation and impairment valuation of intangible assets, allowance for accounts receivable, estimated lives of intangible and fixed assets, and valuation of share-based payments.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable

Accounts receivable consisted of amounts due from customers primarily for management fees. The Company considered accounts more than 30 days old to be past due. The Company used the allowance method for recognizing bad debts. When an account was deemed uncollectible, it was written off against the allowance. The Company generally does not require collateral for its accounts receivable. Management has not recorded an allowance for doubtful accounts as of November 30, 2017 or August 31, 2017.

Inventory

Inventory is recorded at the lower of cost or market and the cost of sales are recorded utilizing the first in first out (“FIFO”) method.

Fixed Assets

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets of three years for computer equipment, five years for office furniture and fixtures, and the lesser of the lease term or the useful life of the leased equipment. Leasehold improvements are amortized over the lesser of the lease term or the useful life of the improvements. Expenditures for maintenance and repairs along with fixed assets below our capitalization threshold are expensed as incurred.

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

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of our financial instruments, including cash, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities.

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

Revenue Recognition

The Company recognizes revenue for its services in accordance with Accounting Standards Codification (“ASC”) 605-10, “Revenue Recognition.” Under this guidance, revenue is recognized on transactions when all of the following exist: persuasive evidence of an arrangement did exist, delivery of service has occurred, the sales price to the buyer is fixed or determinable and collectability is reasonably assured. The Company has three primary revenue streams as follows:

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

Advertising

Advertising is expensed as incurred and is included in other general and administrative expenses on the accompanying condensed consolidated statement of operations. For the three months ended November 30, 2017 and 2016 advertising expense was $8,137 and $6,038, respectively.

Income Taxes

The Company adopted the provisions of ASC 740, “Income Taxes.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying condensed consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of November 30, 2017, tax years 2014 - 2017 remain open for IRS audit and tax years 2015–2017 remain open for HM Revenue & Customs (“HMRC”) audit. The Company has received no notice of audit from the IRS or HMRC for any of the open tax years.

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

Foreign Currency Translation and Transactions

The British Pound (“£”) is the functional currency of DEPT-UK and Tapped whereas the financial statements are reported in United States Dollar (“USD,” “$”). Assets and liabilities are translated based on the exchange rates at the condensed consolidated balance sheet date, while revenue and expense accounts are translated at the average exchange rates prevailing during the period. Equity accounts are translated at historical exchange rates. The resulting translation gain and loss adjustments are accumulated as a component of stockholders’ equity and other comprehensive income.

Comprehensive Loss

The Company reports comprehensive loss and its components in its consolidated financial statements. Comprehensive loss consists of net loss on foreign currency translation adjustments affecting stockholders’ equity that, under U.S. GAAP, are excluded from net loss. As of November 30, 2017, the exchange rate between U.S. Dollars and British Pounds was US$1.35 = £1.00, and the weighted average exchange rate for the three months ended November 30, 2017 was US$1.32 = £1.00. As of August 31, 2017, the exchange rate between U.S. Dollars and British Pounds was US$1.29 = £1.00.

Going Concern

The Company has a net loss for the three months ended November 30, 2017 of $273,529 and a working capital deficit as of November 30, 2017 of $1,579,200, and has cash provided by operations of $792,804 for the three months ended November 30, 2017. In addition, as of November 30, 2017, the Company had a stockholders’ equity and accumulated deficit of $2,315,538 and $3,039,896, respectively. Without further funding, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The ability of the Company to continue its operations is dependent on the execution of management’s plans, which include the raising of capital through the debt and/or equity markets, until such time that funds provided by operations are sufficient to fund working capital requirements. If the Company were not to continue as a going concern, it would likely not be able to realize its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the financial statements.

There can be no assurances that the Company will be successful in generating additional cash from the equity/debt markets or other sources to be used for operations. The financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary. Based on the Company’s current resources, the Company will not be able to continue to operate without additional immediate funding. Should the Company not be successful in obtaining the necessary financing to fund its operations, the Company would need to curtail certain or all operational activities and/or contemplate the sale of its assets, if necessary.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards and updates as issued. No new standards or updates had any material effect on these financial statements. The accounting pronouncements and updates issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these financial statements. Management does believe that some of the subsequent pronouncements will have a material effect on these financial statements as presented and does not anticipate the need for any future restatement of these financial statements because of the retro-active application of any accounting pronouncements issued subsequent to November 30, 2017 through the date these financial statements were issued.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued an ASU on lease accounting. The ASU requires the lease rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet. The ASU is effective for reporting periods beginning after December 15, 2018 with early adoption permitted. While the Company is still evaluating the ASU, the Company expects the adoption of the ASU to have a material effect on the Company’s financial condition due to the recognition of the lease rights and obligations as assets and liabilities. The Company expects the ASU to have a material effect on the Company’s results of operations and financial position, and the ASU will have no effect on cash flows.

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

NOTE 2 – ENTRY INTO A DEFINITIVE AGREEMENT

Acquisition of Tapped and Packed Ltd

On November 1, 2017, DEPT-UK entered into an acquisition agreement (the “Tapped Acquisition Agreement”) with Tapped, a United Kingdom corporation. Richard Lilley, an individual (“Lilley”), was the owner of record of 100 capital shares of Tapped. Pursuant to the Tapped Acquisition Agreement, Tapped stock was transferred to DEPT-UK on November 1, 2017, in consideration of £175,000 and 1,546,875 shares of common stock of the Company. The £175,000 was paid in October 2017 as a prepayment to the completion date of November 1, 2017. Stefan Allesch-Taylor (“Allesch-Taylor”), Chairman of the Company, utilized his personally owned shares of common stock of the Company, and assigned the 1,546,875 shares (the “Allesch-Taylor Shares”) from his ownership to Lilley. In exchange for the use of the Allesch-Taylor Shares, which were provisionally valued at $1,918,125 (“Provisional Share Compensation Value”), the Board of Directors issued Allesch-Taylor 1,325,000 Preference Shares of DEPT-UK. The Provisional Share Compensation Value was determined by the previous day’s closing price of $1.24 per share. The Company’s common stock is thinly-traded and an insignificant amount of stock traded has historically caused significant fluctuations in the price per share of the Company’s common stock. The Company will utilize an independent third-party business valuation to determine the value of Tapped, as well as get an independent valuation of the Company’s common stock as of the date of the transaction. Management believes that the separate valuations will determine a fair and reasonable valuation thereby reducing the provisional goodwill recorded, as of November 30, 2017, of $2,185,012. The Allesch-Taylor Shares of common stock were assigned to Lilley on or about October 19, 2017 and were released in accordance to the agreement. See Note 1, 8, 9 and 14. Also in connection with the Tapped Acquisition Agreement, Gill and Lopez were appointed to serve on Tapped’s Board of Directors.

The following table summarizes the consideration given for DEPT-UK and the fair values of the assets and liabilities assumed at the acquisition date.

Consideration given:

Cash given	$237,877
Common stock shares given	1,918,125

Total consideration given	$2,156,002

Fair value of identifiable assets acquired, and liabilities assumed:

Cash	$200,582
Prepaid expense	92,052
Inventory	51,411
Fixed assets, net	73,337
Deposits	119,999
Accrued expenses	(195,621)
Short-term note payable	(200,804)
Director note	(168,782)
Deferred taxes	(1,184)
Total identifiable net liabilities	(29,010)
Goodwill	2,185,012
Total consideration	$2,156,002

The revenue and earnings for Tapped, as reflected in the unaudited condensed consolidated statement of operations, for the one month ended November 30, 2017, to reflect the period from acquisition, is $204,181 and $28,595, respectively.

NOTE 3 – INVENTORY

The Company has inventory of various items used for the sale of coffee and complementary products. As of November 30, 2017, and August 31, 2017, the Company had inventory of $108,691 and $47,477, respectively. The Company accounts for its inventory using the lower of cost or market and the cost of sales are recorded utilizing the first in first out (“FIFO”) method.

The inventory is as follows:

	November 30,	August 31,
	2017	2017
Consumable products	$71,915	$17,894
Food and drinks	30,262	24,117
Retail products	6,514	5,466
Total inventory	$108,691	$47,477

NOTE 4 – FIXED ASSETS

The Company has fixed assets including computer equipment, office equipment, site equipment and machinery, site fit out costs, site furniture, fixtures and fittings. The fixed assets are as follows:

	November 30,	August 31,
	2017	2017
Computer equipment	$66,429	$62,038
Office equipment	30,722	22,526
Site equipment and machinery	457,134	366,661
Site fit out costs	1,799,750	1,606,067
Site furniture, fixtures and fittings	310,752	236,972
Total fixed assets	2,664,787	2,294,264
Less: Accumulated depreciation	697,795	622,088
Fixed assets, net	$1,966,992	$1,672,176

The depreciation expense for the three months ended November 30, 2017 and 2016, was $73,417 and $30,784, respectively. The variance between the expense and the increase in accumulated depreciation is due to timing of the currency translation calculation.

NOTE 5 – INTANGIBLE ASSETS

The Company has intangible assets related to website development. The amortization of the intangible assets is over a three-year period. The intangible assets are as follows:

	November 30,	August 31,
	2017	2017
Website development	$35,488	$29,428
Total intangible assets	35,488	29,428
Less: Accumulated amortization	22,803	19,294
Intangible assets, net	$12,685	$10,134

The amortization expense for the three months ended November 30, 2017 and 2016, was $607 and $1,719, respectively. The variance between the expense and the increase in accumulated amortization is due to timing of the currency translation calculation. Amortization, based on the currency translation calculation as of the date of this report, for the next five years, is as follows:

2018	$7,731
2019	4,954
2020	-
2021	-
2022	-
Total	$12,685

NOTE 6 – INVESTMENTS

On January 12, 2017, Allesch-Taylor purchased the Company’s original investment of £5,000 for a 5% ownership of Radio Station (f/k/a Soho Radio Ltd.) for £5,000 of his issued preference shares in DEPT-UK. The relationship with Radio Station will continue to provide the Company with intangible benefits. As the Company had previously impaired £4,000 of the investment as of August 31, 2015, the exchange resulted in a gain on the transaction and will be recorded accordingly. The Company had previously impaired the investment as the investment would only provide intangible benefits, which, after this transaction, are still anticipated to be to the benefit of the Company. See Notes 8 and 9.

NOTE 7 – NOTES PAYABLE

The Company has notes payable as of November 30, 2017 and August 31, 2017 are as follows:

Notes payable - current
	November 30, 2017			August 31, 2017
		Accrued			Accrued
	Principal	Interest	Total	Principal	Interest	Total
Arch Investments	$2,194	$-	$2,194	$2,194	$-	$2,194
Arch Investments	5,067	-	5,067	5,067	-	5,067
Arch Investments	5,065	-	5,065	5,065	-	5,065
Arch Investments	15,873	-	15,873	15,873	-	15,873
Arch Investments	4,349	-	4,349	4,349	-	4,349
HSBC	112,005	-	112,005	-	-	-
Woodgrove Bank	22,470	-	22,470	-	-	-
Total	$167,023	$-	$167,023	$32,548	$-	$32,548

Notes payable - non-current
	November 30, 2017			August 31, 2017
		Accrued			Accrued
	Principal	Interest	Total	Principal	Interest	Total
Deij Capital Limited (1)	$11,417	$-	$11,417	$70,079	$-	$70,079
Woodgrove Bank	68,348	-	68,348	-	-	-
HSBC	289,394	-	289,394	409,718	-	409,718
Total	$369,159	$-	$369,159	$479,797	$-	$479,797
(1) Related party

On July 1, 2014, DEPT-UK entered into a business loan with Deij Capital Limited (“Deij Capital”), a related party in which Gill is the director and owner. The loan is for 3 years, with an interest rate of 0%. The note was extended to July 1, 2018. The imputed interest is deemed immaterial as of November 30, 2017. The facility loan was for $171,437 (£100,000) to be drawn down as and when required. On June 30, 2016, Deij Capital converted the balance due of $179,534 (£135,464) into 135,464 shares of Preference Shares (see Note 10). On May 31, 2017, Deij Capital converted of the balance due $63,990 (£51,500) into 51,500 shares of Preference Shares (see Note 10). The outstanding principal as of November 30, 2017 and August 31, 2017, was $11,417 (£8,454) and $70,079 (£56,454), respectively. The accrued interest as of November 30, 2017 and August 31, 2017, was $0 (£0) and $0 (£0), respectively. See Note 9.

On July 31, 2014, DOCASA executed a promissory note for $2,194 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and is non-interest bearing. The imputed interest is deemed immaterial as of November 30, 2017. As of November 30, 2017, and August 31, 2017, the principal was $2,194. This note was acquired by Arch Investments, LLC. See Notes 9.

On April 30, 2015, DOCASA executed a promissory note for $5,067 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and is non-interest bearing. On July 20, 2016, Arch Investments, LLC acquired this promissory note due to Nami Shams. The imputed interest is deemed immaterial as of November 30, 2017. As of November 30, 2017, and August 31, 2017, the principal was $5,067. See Notes 2 and 9.

On July 31, 2015, DOCASA executed a promissory note for $5,065 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and is non-interest bearing. The imputed interest is deemed immaterial as of November 30, 2017. As of November 30, 2017, and August 31, 2017, the principal was $5,065. This note was acquired by Arch Investments, LLC. See Notes 2 and 9.

On October 31, 2015, DOCASA executed a promissory note for $15,873 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and is non-interest bearing. The imputed interest is deemed immaterial as of November 30, 2017. As of November 30, 2017, and August 31, 2017, the principal was $15,873. This note was acquired by Arch Investments, LLC. See Notes 2 and 9.

On January 31, 2016, DOCASA executed a promissory note for $4,349 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and is non-interest bearing. The imputed interest is deemed immaterial as of November 30, 2017. As of November 30, 2017, and August 31, 2017, the principal was $4,349. This note was acquired by Arch Investments, LLC. See Notes 2 and 9.

On July 28, 2016, DEPT-UK entered into a business loan with HSBC. The loan is a development loan drawn down against development invoices. The loan is for 4 years, with an interest rate of 4.5% over the Bank of England base rate. The loan repayment is monthly, interest-only payments for the first six months followed by monthly repayments of principal and interest over the remaining forty-two months. The loan was for $437,992 (£352,500) with an initial $115,767 (£93,178) drawn. The outstanding principal and accrued interest as of November 30, 2017, and August 31, 2017, was $401,399 (£297,206) and $409,718 (£317,941), respectively. As of November 30, 2017, the current portion was $112,006 (£82,932) and the non-current portion was $289,393 (£214,274).

NOTE 8 – RELATED PARTIES TRANSACTIONS

On February 28, 2017, 51,500 Preference Shares were issued to Deij Capital in exchange for a debt of $63,990 (£51,500). See Note 9.

For the three months ended November 30, 2017 and 2016, the Company purchased £11,150 and £28,235, respectively, of cakes from Dee Light, a company which Gill, the vice chairman of the Company, was a 50% shareholder (until November 2016). As of November 30, 2017, and August 31, 2017, the Company owed Dee Light £20,598 and £54,448, respectively.

For the three months ended November 30, 2017 and 2016, the Company made sales or advances of £88,117 and £0, respectively, to The Roastery Department Ltd. (“The Roastery Department”), and made purchases from it of £85,888 and £40,451 for the three months ended November 30, 2017, and 2016, respectively. As of November 30, 2017, and August 31, 2017, the Company both has receivables and payables from The Roastery Department, which netted as receivables of $3,012 (£2,230) and $1,198,811 (£930,277), respectively. Gill, the Company’s vice chairman, and Ashley Lopez (“Lopez”), the Company’s chief executive officer, were both unpaid directors of The Roastery Department until they resigned on December 1, 2016. The Company, when purchasing products from The Roastery Department, was provided a discount due to the strategic relationship between the two parties which provided the Company its purchases at cost. The relationship between The Roastery Department and the Company, as stated, is classified as a barter transaction. Therefore, the Company, at August 31, 2017, expensed the net of the receivable and the payable, $417,436 (£323,930), resulted in an expense of $423,680, with the variance due to the currency translation. At August 31, 2017, the Company maintained a receivable for cash advance of $328,703 (£255,072). At November 30, 2017, the Company expensed the net of the receivable and the payable, $3,012 (£2,230), resulted in an expense of $2,952, with the variance due to the currency translation. At November 30, 2017, the Company maintained a receivable for cash advance of $351,407 (£260,191), as included in accounts receivable.

On October 6, 2017, the Company issued 8,976,875 shares of common stock to Allesch-Taylor as part of the common stock owed to Allesch-Taylor in regards to the acquisition of DEPT-UK.

On October 30, 2017, the Company issued 1,000,000 shares of common stock to Allesch-Taylor as part of the common stock owed to Allesch-Taylor in regards to the acquisition of DEPT-UK.

As of November 30, 2017, and August 31, 2017, the Company owed Allesch-Taylor, the Company’s chairman, payables of $54,086 (£40,047) and $41,174 (£31,951), respectively.

As of November 30, 2017, and August 31, 2017, the Company owed Lopez, the Company’s chief executive officer, payables of $898 (£665) and $893 (£693), respectively.

As of November 30, 2017, and August 31, 2017, the Company owed Deij Capital, a company in which Gill, the deputy chairman of the Company, is the director and owner, notes payable of $11,417 (£8,454) and $70,079 (£56,454), respectively.

The Company has an employment agreement with Lopez, our CEO, and did have a consulting agreement with Clearbrook Capital Partners LLP (“Clearbrook”), an entity where Kazi Shahid, our former CFO, was a partner and also served as CFO. Allesch-Taylor is a director of Clearbrook. The agreement with Clearbrook was terminated on March 15, 2017.

The above related party transactions are not considered as arm’s length transactions for all circumstances.

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue up to 250,000,000 shares of common stock. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

On October 6, 2017, the Company issued 8,976,875 shares of common stock to Allesch-Taylor as part of the common stock owed to Allesch-Taylor in regards to the acquisition of DEPT-UK.

On October 30, 2017, the Company issued 1,000,000 shares of common stock to Allesch-Taylor as part of the common stock owed to Allesch-Taylor in regards to the acquisition of DEPT-UK. After the issuances on October 6, 2017 and October 30, 2017, of the second tranche of 60,000,000 shares issuable to Allesch-Taylor pursuant to the acquisition terms, 47,087,125 remain issuable to him by no later than August 31, 2018.

As of November 30, 2017, the Company has not granted any stock options and has not recorded any stock-based compensation.

Preference Shares and Non-Controlling Interest

The Articles of Association of DEPT-UK, pursuant to the Companies Act 2006, authorized DEPT-UK to issue up to 25,000,000 preference shares, par value £1.00 per share (such subsidiary preference shares referred to herein as “Preference Shares”). Such Preference Shares have no votes and limited distribution rights. Subject to the provisions of the Companies Act 2006, DEPT-UK shall have the right pursuant to Section 687-688 of the Companies Act 2006 to redeem at par the whole or any part of the Preference Shares at any time or times after the date of issue of the said Preference Shares upon giving to DEPT-UK not less than three months’ previous notice in writing. The Preference Shares, at the discretion of the Board of Director of DEPT-UK, can be purchased at the value they were issued or can be converted into contributed capital. The Preference Shares are accounted for as non-controlling interest. As of November 30, 2017, and August 31, 2017, 1,662,826 and 1,642,826 shares were outstanding, respectively. Of the outstanding shares, 905,826 and 885,826 were issued to related parties, as of November 30, 2017 and August 31, 2017, respectively.

DEPT-UK has a non-controlling interest of 0.2%. For the three months ended November 30, 2017, the Company had a non-controlling interest of $281. For the three months ended November 30, 2016, the Company had a non-controlling interest of $26, which was not material therefore not recorded.

Acquisition of Tapped and Packed Ltd

On November 1, 2017, DEPT-UK entered into the Tapped Acquisition Agreement with Tapped, a United Kingdom corporation. See Note 2.

The dollar amount of Preference Shares, as recorded, were recorded to non-controlling interest as part of consolidation.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this report, there were no pending or threatened lawsuits.

Lease Commitment

We lease office space in Schaumburg, Illinois, pursuant to a lease that is monthly. This facility serves as our corporate office.

Future minimum lease payments under leases with DEPT-UK, Tapped, and DEPT-IL, are as follows:

2018	$581,351
2019	775,490
2020	778,760
2021	746,502
2022	532,555
Future	1,241,852
Total	$4,656,510

Note: The above table will change in each future filing due to currency translation as applicable.

DEPT-UK has 20 leases, of which one is for the UK administrative office, and 19 operational leases. The Company has one lease in the United States for DEPT-IL. Various leases have break out dates prior to expiration. See Notes 2 and 8.

The Company entered into no new leases during the three months ended November 30, 2017.

The Company is a primary leaseholder on one lease which it has subleased to the Roastery and is responsible for the payments.

Rent expense for the three months ended November 30, 2017 and 2016, was $172,717 and $94,243, respectively.

NOTE 11 – CONCENTRATIONS

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

The Company places its temporary cash investments with financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) for the United States and the Financial Services Compensation Scheme (“FSCS”) for the United Kingdom. No amounts exceeded federally insured limits as of November 30, 2017. There have been no losses in these accounts through November 30, 2017.

Concentration of Customer

The Company has one customer, which, for the three months ended November 30, 2017 and 2016, had sales of $180,626 (£136,436, 11.9% of total revenue) and $101,227 (£78,600, 11.0% of total revenue), respectively. The Company has a contract with the customer that expires in February 2020.

NOTE 12 – REVENUE CLASSES

Selected financial information for the Company’s operating revenue classes are as follows:

Revenues:	For the three months ended		For the three months ended
	November 30, 2017		November 30, 2016
Coffee and complementary food products	$1,341,267	£1,013,128	$810,214	£629,111
Coffee school	993	750	5,184	4,025
Management fees	180,626	136,436	101,227	78,600
Total	$1,522,886	£1,150,314	$916,625	£711,736

Direct costs of revenue:	For the three months ended		For the three months ended
	November 30, 2017		November 30, 2016
Coffee and complementary food products	$1,172,001	£885,273	$539,611	£418,994
Coffee school	106	80	543	422
Management fees	3,808	2,876	33,088	25,692
Total	$1,175,915	£888,229	$573,242	£445,108

The acquisition of Tapped, effective November 1, 2017, is reflective in the three months ended November 30, 2017 with revenue from Tapped for one month.

NOTE 13 – CAPITAL LEASE OBLIGATIONS

The Company leases various assets under capital lease. As of November 30, 2017, and August 31, 2017, capital lease obligations consisted of the following:

	November 30, 2017	August 31, 2017
Computer equipment	$57,128	$57,128
Office equipment	20,420	20,420
Site equipment and machinery	355,914	355,914
Site furniture, fixtures and fittings	233,669	233,669
Total fixed assets	667,131	667,131
Less: Accumulated depreciation	279,489	240,246
Fixed assets, net	$387,642	$426,885

Aggregate future minimum rentals under capital leases are as follows:

2018	$74,934
2019	88,906
2020	65,083
2021	50,564
2022	13,543
Total	293,030
Less: Interest	13,288
Present value of minimum lease payments	279,742
Less: Current portion of capital lease obligations	116,146
Capital lease obligations, net of current portion	$163,596

Note: The above schedule reflects only items that have payments associated with them.

NOTE 14 – SUBSEQUENT EVENTS

Management has reviewed and evaluated subsequent events through the date on which the current financial statements were available to be issued and did not have any material recognizable subsequent events after November 30, 2017.

On December 5, 2017, Borough Capital contributed $25,000 (£18,583) to DEPT-UK, in exchange for 18,583 Preference Shares.

On December 14, 2017, Borough Capital contributed $45,000 (£33,488) to the DEPT-UK, in exchange for 33,488 Preference Shares.

On January 17, 2018, Borough Capital, in regards to an October 2017 contribution of £175,000 to DEPT-UK, converted the liability into 175,000 Preference Shares.

Acquisition of Tapped and Packed Ltd

On November 1, 2017, DEPT-UK entered into the Tapped Acquisition Agreement. See Note 2.

Pro-Forma Financial Information

The following unaudited pro-forma data summarizes the result of the operations for the three months ended November 30, 2017 and 2016 as if the acquisition of Tapped had been completed on September 1, 2016. The pro-forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place on September 1, 2016.

	For the Three Months Ended November 30, 2017
			Pro-forma
	DOCASA	Tapped	Adjustments	Combined
Revenue, net	$1,318,705	$453,300	$-	$1,772,005
Operating expenses	1,614,673	538,644	-	2,153,317
Income (loss) from operations	(295,968)	(85,344)	-	(381,312)
Other income (expense)	(6,154)	(260)	-	(6,414)
Income before income taxes	(302,122)	(85,604)	-	(387,726)
Loss attributable to non-controlling interest	281	-	-	281
Foreign currency translation gain	103,091	-	-	103,091
Net income (loss)	$(198,750)	$(85,604)	$-	$(284,354)
Net income (loss) per common share - basic and diluted	$(0.00)			$(0.00)
Weighted average number of common shares outstanding during the period - basic and diluted	150,036,000			150,036,000

	For the Three Months Ended November 30, 2016
			Pro-forma
	DOCASA	Tapped	Adjustments	Combined
Revenue, net	$916,625	$500,794	$-	$1,417,419
Operating expenses	926,457	332,622	-	1,259,079
Loss from operations	(9,832)	168,172	-	158,340
Other income (expense)	(49,014)	-	-	(49,014)
Loss before income taxes	(58,846)	168,172	-	109,326
Loss attributable to non-controlling interest	26	-	-	26
Foreign currency translation gain	(7,557)	-	-	(7,557)
Net loss	$(66,377)	$168,172	$-	$101,795
Net loss per common share - basic and diluted	$(0.00)			$0.00
Weighted average number of common shares outstanding during the period - basic and diluted	146,800,000			146,800,000

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

On January 2, 2018, with an effective date of November 1, 2017, DEPT-UK acquired Tapped and Packed Ltd (“Tapped”), an UK coffee shop company with four locations.

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

Results of Operations

For the Three Months Ended November 30, 2017 and November 30, 2016

Revenue

For the three months ended November 30, 2017, the Company had $1,522,886 (£1,150,314) of revenue, compared to $916,625 (£711,736) for the same period in 2016. Revenue in U.S. Dollars increased by 66.1%, resulting primarily from revenue in British Pounds increased £438,578, or 61.6%, compared to the three months ended November 30, 2016, as a result of multiple new coffee shop locations being in service during the three months ended November 30, 2017, as compared to the three months ended November 30, 2016. In the three months ended November 30, 2017, the Company had 19 coffee shop locations in operation, with four of the shops being acquired in the acquisition of Tapped. The revenue for the month of November 2017 for Tapped was $204,180 (£154,228). The revenue for the three months ended November 30, 2017, without Tapped, was $1,318,706 (£996,086), which was an increase of the prior year of $402,081 (£284,350). Additionally, coffee shops opened in the prior year performed within management’s expectations for the three months ended November 30, 2017. Company revenues, by revenue class, are as follows:

Revenues:	For the three months ended		For the three months ended
	November 30, 2017		November 30, 2016
Coffee and complementary food products	$1,341,267	£1,013,128	$810,214	£629,111
Coffee school	993	750	5,184	4,025
Management fees	180,626	136,436	101,227	78,600
Total	$1,522,886	£1,150,314	$916,625	£711,736

Operating Expenses

Direct costs of Revenue

For the three months ended November 30, 2017, direct costs of revenue were $1,175,915 (£888,229) compared to $573,242 (£445,108) for the same period in 2016. For presentation purposes, direct costs of revenue, as reported in U.S. Dollars on the consolidated financial statements, reflects an increase of 105.1% in direct costs of revenue whereas, direct costs of revenue in British Pounds increased £443,121, or 99.6%, as compared to the three months ended November 30, 2016. The increase is primarily due to the acquisition of Tapped. The direct costs of revenue for the month of November 2017 for Tapped was $138,673 (£104,747). The direct costs of revenue for the three months ended November 30, 2017, without Tapped, was $1,037,242 (£783,482), which was an increase of $464,000 (£338,374).

Direct costs of revenue:	For the three months ended		For the three months ended
	November 30, 2017		November 30, 2016
Coffee and complementary food products	$1,172,001	£885,273	$539,611	£418,994
Coffee school	106	80	543	422
Management fees	3,808	2,876	33,088	25,692
Total	$1,175,915	£888,229	$573,242	£445,108

General and Administrative Expenses

For the three months ended November 30, 2017, general and administrative expenses were $614,344 (£464,046) compared to $353,215 (£266,801) for the same period in 2016. For presentation purposes, general and administrative expenses, as reported in U.S. Dollars, reflects an increase of 82.6% in general and administrative expenses, whereas general and administrative expenses in British Pounds increased £197,245, or 73.9%, as compared to the three months ended November 30, 2016. The expenses for the three months ended November 30, 2017, were as follows: professional fees, $65,004 (£49,101); rent, $172,717 (£130,462); depreciation and amortization, $74,024 (£55,914); property taxes, $67,010 (£50,616); and other, $235589 (£177,953). The expenses for the three months ended November 30, 2016, were as follows: professional fees, $43,620 (£33,870); rent, $94,243 (£73,177); depreciation and amortization, $32,503 (£25,238); property taxes, $47,005 (£36,498); and other, $135,844 (£105,479). For the three months ended November 30, 2017, the Company had expenses related to being a publicly registered entity of $76,397 whereas for the three months ended November 30, 2016, the expenses were $72,028. The increase in general and administrative expenses during the three months ended November 30, 2017, as compared to November 30, 2016, are primarily a result of the increase in operating expenses associated with opening new coffee shop locations and the acquisition of Tapped.

Net Loss

The Company generated net losses of $273,529 for the three months ended November 30, 2017, compared to net loss of $58,846 for the same period in 2016. For both comparative periods, the Company’s primary expenses were direct costs of revenue. As discussed above, the costs associated with setting up new locations and the acquisition of Tapped resulted in much of the increase in expenses which reduces our net income during the three months ended November 30, 2017, as compared to the three months ended November 30, 2016.

The Company has a single customer, which, for the three months ended November 30, 2017 and November 30, 2016, accounted for sales of $180,626 (£136,436, or 11.9% of total revenue in British pounds) and $101,227 (£78,600, or 11.0% of total revenue in British pounds), respectively. The Company has a contract with this customer that expires in February 2020.

Liquidity and Capital Resources

General

At November 30, 2017, the Company had cash and cash equivalents of $202,133. The Company has historically met its cash needs through a combination of cash flows from operating activities and proceeds from private placements of our securities and loans. The Company plans to continue meeting its cash needs through the same methods used historically.

The Company’s operating activities provided cash of $792,804 for the three months ended November 30, 2017, and provided cash in operations of $86,710 during the same period in 2016. The principal elements of cash flow from operations for the three months ended November 30, 2017, included a net loss of $273,530, and an increase in accounts payable of $739,850 and accrued expenses of $252,360, offset primarily by an increase in prepaid expenses of $100,718.

Cash used in investing activities during the three months ended November 30, 2017, was $335,349 compared to $167,292 during the same period in 2016, which was primarily related in both periods to the acquisition of fixed assets and Tapped.

Cash used in the Company’s financing activities was $348,722 for the three months ended November 30, 2017, compared to cash provided by financing activities of $75,811 during the comparable period in 2016.

As of November 30, 2017, current assets exceeded current liabilities. Current assets were $673,969 at August 31, 2017 and $1,067,347 at November 30, 2017, whereas current liabilities increased from $1,444,318 at August 31, 2017, to $2,646,547 at November 30, 2017.

	For the three months ended
	November 30,
	2017	2016

Cash provided by operating activities	$792,804	$86,710
Cash used in investing activities	(335,349)	(167,292)
Cash provided by (used in) financing activities	(348,722)	75,811
Net changes to cash	$108,733	$(4,771)

Going Concern

The Company has a net loss for the three months ended November 30, 2017 of $273,529 and a working capital deficit as of November 30, 2017 of $1,579,200, and has cash provided by operations of $792,804 for the three months ended November 30, 2017. In addition, as of November 30, 2017, the Company had a stockholders’ equity and accumulated deficit of $2,315,538 and $3,039,896, respectively. Without further funding, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Changes in Accounting Principles. No significant changes in accounting principles were adopted during the period ended November 30, 2017.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1, “Summary of Significant Accounting Policies” in our audited financial statements for the year ended August 31, 2017, included in our Annual Report on Form 10-K, as filed on December 18, 2017, for a discussion of our critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to the chief executive and interim chief financial officer to allow timely decisions regarding disclosure.

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

None.

The shares described above were issued or will be issued based on exemptions from registration under Section 4(a)(2) of the Securities Act of 1933 and Regulation D promulgated thereunder as there was no general solicitation, and the transactions did not involve a public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On November 1, 2017, Department of Coffee and Social Affairs Limited (“DEPT-UK”), a subsidiary of DOCASA, Inc. (“DOCASA,” or the “Company”), contracted with Tapped and Packed Ltd. (“Tapped”), a United Kingdom company, to be acquired. DEPT-UK was obligated to compensate the owner of Tapped, Richard Lilley (“Lilley”), with cash of £175,000 and 1,546,875 shares of common stock of the Company. Stefan Allesch-Taylor (“Allesch-Taylor”), Chairman of the Company, assigned 1,546,875 of his personal shares to Lilley. Allesch-Taylor was issued 1,325,000 Preference Shares of DEPT-UK for the use of his personal shares of the Company to satisfy the compensation to Lilley for the transaction.

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

10.2	Employment agreement with Ashley Lopez (incorporated by reference to our Current Report on Form 8-K filed on January 20, 2017)
10.3	Consulting agreement with Clearbrook Capital Partners LLP (incorporated by reference to our Current Report on Form 8-K filed January 20, 2017)
10.4	Acquisition agreement between Department of Coffee and Social Affairs Limited and Tapped and Packed Ltd.
31 (1)

Certification of Principal Executive Officer and Principal Financial Officer of DOCASA, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 (1)	Certification of Principal Executive Officer of DOCASA, Inc. (f/k/a FWF Holdings, Inc.) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
99.1	Unaudited Pro-Forma Condensed Combined Financial Statements (incorporated by reference to our Current Report on Form 8-K filed on January 20, 2017)
101.INS (1)	XBRL Taxonomy Extension Instance Document
101.SCH (1)	XBRL Taxonomy Extension Schema Document
101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

(1)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 19, 2018	By:	/s/ Ashley Lopez
Ashley Lopez
Principal Executive Officer and Interim Principal Financial Officer

