Form 10-Q
period 2018-03-31
DOCASA Inc.
filed 2018-05-15
CIK 1619055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 333-190067

DOCASA, INC.

(Exact name of Registrant as specified in its charter)

Nevada	47-1405387
(State of incorporation)	(IRS Employer ID Number)

1901 North Roselle Road, Suite 800

Schaumburg, Illinois 60195

(630) 250-2709

(Registrant’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):
Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 15, 2018, there were 160,012,875 shares of common stock, par value $0.001 per share issued, issuable, and outstanding.

DOCASA, INC.

FORM 10-Q

MARCH 31, 2018

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

DOCASA, INC.

and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash	$91,785	$139,350
Accounts receivable	738,268	531,872
Other receivables	8,183	8,183
Prepaid expenses	496,014	396,041
Inventory	119,881	100,386
Total current assets	1,454,131	1,175,832

Fixed assets, net	2,086,514	1,957,650
Intangible assets, net	11,365	12,559
Other receivables	42,034	40,509
Goodwill	2,185,012	2,185,012
Deposits	241,958	233,966
Total assets	$6,021,014	$5,605,528

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable, current portion	$209,619	$171,160
Accounts payable	1,188,624	869,388
Accrued expenses	773,381	529,324
Accounts payable to related parties	67,383	65,855
Taxes payable	185,233	120,807
Capital leases obligations, current portion	217,300	209,539
Deferred revenue	35,308	35,642
Total current liabilities	2,676,848	2,001,715
Non-current liabilities:
Notes payable (includes $11,845 and $11,414 to related parties for March 31, 2018 and December 31, 2017, respectively), non-current portion	302,306	357,095
Capital leases obligations, non-current portion	392,254	370,681
Other long-term liabilities	31,265	1,206
Total long-term liabilities	725,825	728,982
Total liabilities	3,402,673	2,730,697

Commitments and contingencies (Note 9)

Shareholders’ deficit:
Common stock, $0.001 par value, 250,000,000 shares authorized, 160,012,875 shares issued and outstanding, at March 31, 2018 and December 31, 2017, and 47,087,125 conditionally issuable, at March 31, 2018 and December 31, 2017, respectively	207,100	207,100
Additional paid-in capital	758,933	758,933
Class A ordinary shares of DEPT-UK (25,000,000 shares authorized, £1 par value, 0 and 0 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively)	-	-
Class B ordinary shares of DEPT-UK (10,000,000 shares authorized, £1 par value, 0 and 0 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively)	-	-
Accumulated other comprehensive income	(679,166)	(301,958)
Accumulated deficit	(2,473,251)	(2,482,908)
Total DOCASA, Inc. shareholders’ deficit	(2,218,332)	(1,818,833)
Non-controlling interest:
Preference shares of DEPT-UK (25,000,000 shares authorized, £1 par value, 3,637,359 and 3,557,796 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively)	4,804,725	4,693,664
Total liabilities and shareholders’ deficit	$5,989,066	$5,605,528

See accompanying notes to unaudited condensed consolidated financial statements.

DOCASA, INC.

and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended
	March 31, 2018	February 28, 2017

Revenue, net	$1,823,709	$920,847

Operating expenses
Direct costs of revenue	1,146,720	715,781
Professional fees	23,038	52,314
Rent	207,201	99,120
Depreciation and amortization	81,685	42,784
Property taxes	10,051	-
Other general and administrative expenses	339,199	220,112

Operating income (loss)	15,815	(209,264)

Other income (expense)
Interest expense	(5,988)	(4,617)

Income (loss) before provision for income taxes	9,827	(213,881)

Net income (loss) before tax and non-controlling interest	9,827	(213,881)
Loss attributable to non-controlling interest	(170)	(401)

Net income (loss) attributable to common shareholders	$9,657	$(214,282)

Foreign currency translation loss	(415,630)	(15,853)

Total comprehensive loss	$(405,973)	$(230,135)

Net income (loss) attributable to common shareholders per share – basic and diluted	$0.00	$(0.00)

Weighted average number of shares outstanding – basic and diluted	160,012,000	146,800,000

See accompanying notes to unaudited condensed consolidated financial statements.

DOCASA, INC.

and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended
	March 31, 2018	February 28, 2017
Cash flows from operating activities:
Net income (loss) attributable to common shareholders	$9,657	$(214,282)
Adjustments to reconcile net income (loss) before taxes and non-controlling interest to net cash provided by (used in) operations:
Depreciation and amortization expense	81,685	42,784
Other comprehensive income	(377,208)	(31,513)
Non-controlling interest gain	(170)	349
Changes in operating assets and liabilities:
Accounts receivable	(206,396)	(46,252)
Other receivables	-	(172,563)
Prepaid expenses	(99,973)	22,564
Inventory	(19,495)	(18,290)
Other non-current receivables	(1,525)	1,000
Deposits	(7,992)	3,427
Accounts payable	430,297	162,423
Accounts payable to related parties	1,528	(11,825)
Accrued expenses	244,227	(42,981)
Taxes payable	64,426	11,256
Deferred revenue	(334)	4,395
Other non-current liabilities	30,059	10,500
Net cash provided by (used in) operating activities	148,786	(279,008)

Cash flows used in investing activities:
Acquisition of fixed assets	(150,687)	(215,494)
Net cash used in investing activities	(150,687)	(215,494)

Cash flows from (used in) financing activities:
Proceeds from notes payable	12,699	141,548
Payment on capital leases	(29,334)	-
Contributions of capital	-	458,201
Payments on notes payable	(29,029)	(32,156)
Payments on notes payable to related parties	-	37,456
Net cash provided by (used in) financing activities	(45,664)	605,049

Net increase (decrease) in cash	(47,565)	110,547
Cash at beginning of period	139,350	91,137

Cash at end of period	$91,785	$201,684

F-4

DOCASA, INC.

and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended
	March 31, 2018	February 28, 2017
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,376	$4,617
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Issuance of preference shares for liabilities	$111,061	$372,694
Capital lease additions	$58,668	$-

See accompanying notes to unaudited condensed consolidated financial statements.

DOCASA, INC.

and Subsidiaries

Notes to Consolidated Condensed Financial Statements

March 31, 2018

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

DEPT-UK formed a wholly-owned subsidiary, Department of Coffee and Internal Affairs Limited (“DCIA”), on September 11, 2014, as filed with the Registrar of Companies for England and Wales. As of March 31, 2018, DCIA has had no operations or activity.

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

On February 23, 2018, the Board of Directors determined to change the Company’s fiscal year end to December 31 from August 31. The Company believes this change will benefit the Company by aligning its reporting periods to be more consistent with peer coffee companies.

Nature of Operations

We are currently devoting our efforts to the specialty coffee industry, specifically with company-operated stores. The Company will generate revenue through sales at nineteen existing company-operated coffee shop locations in the UK, with seven more locations under construction. The Company has expanded its operations to the United States and opened its first coffee shop in Chicago, Illinois in October 2017, with three more locations under construction. Our objective is to continue to be recognized as one of the upper tier specialty coffee retail operations. Similar to other leading operators, we sell our proprietary coffee and related products, and complementary food and snacks. The Company, as of August 31, 2017, has discontinued its hot sauce products which had no activity in the year ended August 31, 2017 or subsequently. Accounting for discontinued operations not required due to immateriality.

Principles of Consolidation

The consolidated financial statements include the accounts of DOCASA and its subsidiaries, DEPT-UK, DCIA, DEPT-IL and DEPT-UK’s subsidiaries, Tapped and DEPT-UKWS. All significant inter-company balances and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of DOCASA have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and done under §240.13(a) of the Securities Act. The results of operations for the interim period ended March 31, 2018 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2018. In the opinion of the Company’s management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments, unless otherwise indicated) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company’s Form 10-K for the year ended August 31, 2017, filed on December 18, 2017 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Accounts Receivable

Accounts receivable consisted of amounts due from customers primarily for management fees. The Company considered accounts more than 30 days old to be past due. The Company used the allowance method for recognizing bad debts. When an account was deemed uncollectible, it was written off against the allowance. The Company generally does not require collateral for its accounts receivable. Management has not recorded an allowance for doubtful accounts as of March 31, 2018 or December 31, 2017.

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

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. We have adopted this update. We do not believe this guidance will impact the recognition of our primary source of revenue from company-owned coffee shops. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Stock-Based Compensation

The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company accounts for non-employee share-based awards in accordance with the measurement and recognition provisions ASC Topic 505-50. The Company estimates the fair value of stock options at the grant date by using the Black-Scholes option-pricing model.

Advertising

Advertising is expensed as incurred and is included in other general and administrative expenses on the accompanying condensed consolidated statement of operations. For the three months ended March 31, 2018 and February 28, 2017 advertising expense was $164 and $20,409, respectively.

Income Taxes

The Company adopted the provisions of ASC 740, “Income Taxes.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying condensed consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of March 31, 2018, tax years 2014 - 2017 remain open for IRS audit and tax years 2015–2017 remain open for HM Revenue & Customs (“HMRC”) audit. The Company has received no notice of audit from the IRS or HMRC for any of the open tax years.

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings Per Share,” basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common stock shares outstanding during the period. The Company does not currently have any potential dilutive securities outstanding as of March 31, 2018 and February 28, 2017.

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

Comprehensive Loss

The Company reports comprehensive loss and its components in its consolidated financial statements. Comprehensive loss consists of net loss on foreign currency translation adjustments affecting stockholders’ equity that, under U.S. GAAP, are excluded from net loss. As of March 31, 2018, the exchange rate between U.S. Dollars and British Pounds was US$1.40 = £1.00, and the weighted average exchange rate for the three months ended March 31, 2018 was US$1.38 = £1.00. As of December 31, 2017, the exchange rate between U.S. Dollars and British Pounds was US$1.35 = £1.00.

Going Concern

The Company had net income for the three months ended March 31, 2018 of $9,657 and a working capital deficit as of March 31, 2018 of $1,222,717, and has cash provided by operations of $148,786 for the three months ended March 31, 2018. In addition, as of March 31, 2018, the Company had a stockholders’ deficit and accumulated deficit of $2,218,332 and $2,473,251, respectively. Without further funding, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards and updates as issued. No new standards or updates had any material effect on these financial statements. The accounting pronouncements and updates issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these financial statements. Management does believe that some of the subsequent pronouncements will have a material effect on these financial statements as presented and does not anticipate the need for any future restatement of these financial statements because of the retro-active application of any accounting pronouncements issued subsequent to March 31, 2018 through the date these financial statements were issued.

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

ASU 2014-09, Revenue – Revenue from Contracts with Customers. In May 2014, the FASB issued a new accounting standard that requires recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. The FASB has also issued several updates to ASU 2014-09. The new standard supersedes U.S. GAAP guidance on revenue recognition and requires the use of more estimates and judgments than the present standards. It also requires additional disclosures. We adopted the new revenue guidance effective January 1, 2017, by recognizing the cumulative effect of initially applying the new standard as an increase to the opening balance of retained earnings. The effect of the adoption was immaterial, with an immaterial impact to our net income on an ongoing basis. Adoption of the new standard will also result in changes in classification between Revenues and Direct costs of revenue.

NOTE 2 – ENTRY INTO A DEFINITIVE AGREEMENT

Acquisition of Tapped and Packed Ltd

On November 1, 2017, DEPT-UK entered into an acquisition agreement (the “Tapped Acquisition Agreement”) with Tapped, a United Kingdom corporation. Richard Lilley, an individual (“Lilley”), was the owner of record of 100 capital shares of Tapped. Pursuant to the Tapped Acquisition Agreement, Tapped stock was transferred to DEPT-UK on November 1, 2017, in consideration of £175,000 and 1,546,875 shares of common stock of the Company. The £175,000 was paid in October 2017 as a prepayment to the completion date of November 1, 2017. Stefan Allesch-Taylor (“Allesch-Taylor”), Chairman of the Company, utilized his personally owned shares of common stock of the Company, and assigned the 1,546,875 shares (the “Allesch-Taylor Shares”) from his ownership to Lilley. In exchange for the use of the Allesch-Taylor Shares, which were provisionally valued at $1,918,125 (“Provisional Share Compensation Value”), the Board of Directors issued Allesch-Taylor 1,325,000 Preference Shares of DEPT-UK. The Provisional Share Compensation Value was determined by the previous day’s closing price of $1.24 per share. The Company’s common stock is thinly-traded and an insignificant amount of stock traded has historically caused significant fluctuations in the price per share of the Company’s common stock. The Company will utilize an independent third-party business valuation to determine the value of Tapped, as well as get an independent valuation of the Company’s common stock as of the date of the transaction. Management believes that the separate valuations will determine a fair and reasonable valuation thereby reducing the provisional goodwill recorded, as of March 31, 2018, of $2,185,012. The Allesch-Taylor Shares of common stock were assigned to Lilley on or about October 19, 2017 and were released in accordance to the agreement. See Note 1, 7 and 8. Also in connection with the Tapped Acquisition Agreement, Gill and Lopez were appointed to serve on Tapped’s Board of Directors.

The following table summarizes the consideration given for DEPT-UK and the provisional fair values of the assets and liabilities assumed at the acquisition date.

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

The revenue and earnings for Tapped, as reflected in the unaudited condensed consolidated statement of operations, for the three months ended March 31, 2018, to reflect the current period, was $573,876 and $381,418, respectively.

Pro-Forma Financial Information

The following unaudited pro-forma data summarizes the result of the operations for the three months ended February 28, 2017 as if the acquisition of Tapped had been completed on September 1, 2016 which was the beginning of the Company’s previous fiscal year prior to the change to a calendar year end in March 2018. The pro-forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place on September 1, 2016.

	For the Three Months Ended February 28, 2017
			Pro-forma
	DOCASA	Tapped	Adjustments	Combined
Revenue, net	$920,847	$475,674	$-	$1,396,521
Operating expenses	1,130,111	286,323	-	1,416,434
Income (loss) from operations	(209,264)	189,351	-	(19,913)
Other income (expense)	(4,617)	-	-	(4,617)
Income before income taxes	(213,881)	189,351	-	(24,530)
Loss attributable to non-controlling interest	(401)	-	-	(401)
Foreign currency translation gain	(15,853)	-	-	(15,853)
Net income (loss)	$(230,135)	$189,351	$-	$(40,784)
Net income (loss) per common share - basic and diluted	$(0.00)			$(0.00)
Weighted average number of common shares outstanding during the period - basic and diluted	146,800,000			146,800,000

NOTE 3 – INVENTORY

The Company has inventory of various items used for the sale of coffee and complementary products. As of March 31, 2018, and December 31, 2017, the Company had inventory of $119,881 and $100,386, respectively. The Company accounts for its inventory using the lower of cost or market and the cost of sales are recorded utilizing the first in first out (“FIFO”) method.

The inventory is as follows:

	March 31, 2018	December 31, 2017
Consumable products	$35,773	$37,750
Food and drinks	35,871	36,792
Retail products	33,950	18,725
Coffee	14,287	7,119
Total inventory	$119,881	$100,386

NOTE 4 – FIXED ASSETS

The Company has fixed assets including computer equipment, office equipment, site equipment and machinery, site fit out costs, site furniture, fixtures and fittings.

The depreciation expense for the three months ended March 31, 2018 and February 28, 2017, was $80,491 and $41,778, respectively. The variance between the expense and the increase in accumulated depreciation is due to timing of the currency translation calculation.

NOTE 5 – INTANGIBLE ASSETS

The Company has intangible assets related to website development. The amortization of the intangible assets is over a three-year period.

The amortization expense for the three months ended March 31, 2018 and February 28, 2017, was $1,194 and $1,006, respectively. The variance between the expense and the increase in accumulated amortization is due to timing of the currency translation calculation.

NOTE 6 – NOTES PAYABLE

The Company has notes payable as of March 31, 2018 and December 31, 2017, are as follows:

Notes payable - current

	March 31, 2018			December 31, 2017
		Accrued			Accrued
	Principal	Interest	Total	Principal	Interest	Total
Arch Investments	$2,194	$-	$2,194	$2,194	$-	$2,194
Arch Investments	5,067	-	5,067	5,067	-	5,067
Arch Investments	5,065	-	5,065	5,065	-	5,065
Arch Investments	15,873	-	15,873	15,873	-	15,873
Arch Investments	4,349	-	4,349	4,349	-	4,349
HSBC	116,118	-	116,118	111,970	-	111,970
HSBC	60,953	-	60,953	26,642	-	26,642
Total	$209,619	$-	$209,619	$171,160	$-	$171,160

Notes payable - non-current

	March 31, 2018			December 31, 2017
		Accrued			Accrued
	Principal	Interest	Total	Principal	Interest	Total
Deij Capital Limited (1)	$11,845	$-	$11,845	$11,414	$-	$11,414
HSBC	261,571	-	261,571	280,011	-	280,011
HSBC	28,890	-	28,890	65,670	-	65,670
Total	$302,306	$-	$302,306	$357,095	$-	$357,095

(1) Related party

On July 1, 2014, DEPT-UK entered into a business loan with Deij Capital Limited (“Deij Capital”), a related party in which Gill is the director and owner. The loan is for 3 years, with an interest rate of 0%. The note was extended to July 1, 2018. The imputed interest is deemed immaterial as of March 31, 2018. The facility loan was for $171,437 (£100,000) to be drawn down as and when required. On June 30, 2016, Deij Capital converted the balance due of $179,534 (£135,464) into 135,464 shares of Preference Shares. On May 31, 2017, Deij Capital converted of the balance due $63,990 (£51,500) into 51,500 shares of Preference Shares. The outstanding principal as of March 31, 2018 and December 31, 2017 was $11,845 (£8,454) and $11,414 (£8,454), respectively. The accrued interest as of March 31, 2018 and December 31, 2017, was $0 (£0) and $0 (£0), respectively.

On July 31, 2014, DOCASA executed a promissory note for $2,194 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and is non-interest bearing. The imputed interest is deemed immaterial as of March 31, 2018. As of March 31, 2018, and December 31, 2017, the principal was $2,194. This note was acquired by Arch Investments, LLC.

On April 30, 2015, DOCASA executed a promissory note for $5,067 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and is non-interest bearing. On July 20, 2016, Arch Investments, LLC acquired this promissory note due to Nami Shams. The imputed interest is deemed immaterial as of March 31, 2018. As of March 31, 2018, and December 31, 2017, the principal was $5,067.

On July 31, 2015, DOCASA executed a promissory note for $5,065 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and is non-interest bearing. The imputed interest is deemed immaterial as of March 31, 2018. As of March 31, 2018, and December 31, 2017, the principal was $5,065. This note was acquired by Arch Investments, LLC.

On October 31, 2015, DOCASA executed a promissory note for $15,873 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and is non-interest bearing. The imputed interest is deemed immaterial as of March 31, 2018. As of March 31, 2018, and December 31, 2017, the principal was $15,873. This note was acquired by Arch Investments, LLC.

On January 31, 2016, DOCASA executed a promissory note for $4,349 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and is non-interest bearing. The imputed interest is deemed immaterial as of March 31, 2018. As of March 31, 2018, and December 31, 2017, the principal was $4,349. This note was acquired by Arch Investments, LLC.

On July 28, 2016, DEPT-UK entered into a business loan with HSBC. The loan is a development loan drawn down against development invoices. The loan is for four years, with an interest rate of 4.5% over the Bank of England base rate. The loan repayment is monthly, interest-only payments for the first six months followed by monthly repayments of principal and interest over the remaining forty-two months. The loan was for $437,992 (£352,500) with an initial $115,767 (£93,178) drawn. The outstanding principal and accrued interest as of March 31, 2018, and December 31, 2017, was $377,689 (£269,559) and $391,981 (£290,294), respectively. As of March 31, 2018, the current portion was $116,118 and the non-current portion was $261,571.

On September 8, 2016, Tapped, prior to being acquired by DEPT-UK, entered into a business loan with HSBC. The loan is for five years, with an interest rate of 5.51%. The loan was for £90,000. The outstanding principal as of March 31, 2018, and December 31, 2017, was $89,843 and $92,312, respectively. As of March 31, 2018, the current portion was $60,953 and the non-current portion was $28,890.

NOTE 7 – RELATED PARTIES TRANSACTIONS

On February 28, 2017, 51,500 Preference Shares were issued to Deij Capital in exchange for a debt of $63,990 (£51,500). See Note 8.

For the three months ended March 31, 2018 and February 28, 2017, the Company purchased £34,959 and £63,842, respectively, of cakes from Dee Light, a company which Gill, the vice chairman of the Company, was a 50% shareholder (until November 2016). As of March 31, 2018, and December 31, 2017, the Company owed Dee Light £53,379 and £63,833, respectively.

For the three months ended March 31, 2018 and February 28, 2017, the Company made sales or advances of £108,619 and £97,307, respectively, to The Roastery Department Ltd. (“The Roastery Department”) and made purchases from it of £77,670 and £50,186 for the three months ended March 31, 2018 and February 28, 2017, respectively. As of March 31, 2018, and December 31, 2017, the Company both has receivables and payables from The Roastery Department, which netted as receivables of $480,287 (£343,062) and $421,353 (£312,113), respectively. Gill, the Company’s vice chairman, and Ashley Lopez (“Lopez”), the Company’s chief executive officer, were both unpaid directors of The Roastery Department until they resigned on December 1, 2016. The Company, when purchasing products from The Roastery Department, was provided a discount due to the strategic relationship between the two parties which provided the Company its purchases at cost. The relationship between The Roastery Department and the Company, as stated, is classified as a barter transaction.

On October 6, 2017, the Company issued 8,976,875 shares of common stock to Allesch-Taylor as part of the common stock owed to Allesch-Taylor in regards to the acquisition of DEPT-UK.

On October 30, 2017, the Company issued 1,000,000 shares of common stock to Allesch-Taylor as part of the common stock owed to Allesch-Taylor in regards to the acquisition of DEPT-UK.

As of March 31, 2018, and December 31, 2017, the Company owed Allesch-Taylor, the Company’s chairman, payables of $41,136 (£29,383) and $36,729 (£29,383), respectively.

As of March 31, 2018, and December 31, 2017, the Company owed Lopez, the Company’s chief executive officer, payables of $26,212 (£18,723) and $14,613 (£11,690), respectively.

As of March 31, 2018, and December 31, 2017, the Company owed Deij Capital, a company in which Gill, the deputy chairman of the Company, is the director and owner, notes payable of $11,845 (£8,454) and $11,414 (£8,454), respectively.

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

NOTE 8 – STOCKHOLDERS’ EQUITY

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

On October 30, 2017, the Company issued 1,000,000 shares of common stock to Allesch-Taylor as part of the common stock owed to Allesch-Taylor in regards to the acquisition of DEPT-UK. After the issuances on October 6, 2017 and October 30, 2017, of the second tranche of 60,000,000 shares issuable to Allesch-Taylor pursuant to the acquisition terms, 47,087,125 remain issuable to him as of March 31, 2018 and December 31, 2017 and must be issued by no later than August 31, 2018.

As of March 31, 2018, the Company has not granted any stock options and has not recorded any stock-based compensation.

Preference Shares and Non-Controlling Interest

The Articles of Association of DEPT-UK, pursuant to the Companies Act 2006, authorized DEPT-UK to issue up to 25,000,000 preference shares, par value £1.00 per share (such subsidiary preference shares referred to herein as “Preference Shares”). Such Preference Shares have no votes and limited distribution rights. Subject to the provisions of the Companies Act 2006, DEPT-UK shall have the right pursuant to Section 687-688 of the Companies Act 2006 to redeem at par the whole or any part of the Preference Shares at any time or times after the date of issue of the said Preference Shares upon giving to DEPT-UK not less than three months’ previous notice in writing. The Preference Shares, at the discretion of the Board of Director of DEPT-UK, can be purchased at the value they were issued or can be converted into contributed capital. The Preference Shares are accounted for as non-controlling interest. As of March 31, 2018, and December 31, 2017, 3,637,359 and 3,557,796 shares were outstanding, respectively. Of the outstanding shares, 1,684,709 and 1,666,709 were issued to related parties, as of March 31, 2018, and December 31, 2017, respectively.

DEPT-UK has a non-controlling interest of 0.2%. For the three months ended March 31, 2018, the Company had a non-controlling interest of $170. For the three months ended February 28, 2017, the Company had a non-controlling interest of $401.

On February 28, 2017, 51,500 Preference Shares were issued to Deij Capital in exchange for a debt of $63,990 (£51,500). See Note 7.

On December 5, 2017, Borough Capital contributed $25,000 (£18,583) to DEPT-UK, in exchange for 18,583 Preference Shares.

On December 14, 2017, Borough Capital contributed $45,000 (£33,488) to the DEPT-UK, in exchange for 33,488 Preference Shares.

On January 17, 2018, Borough Capital, in regards to an October 2017 contribution of $111,061 to DEPT-UK, converted the liability into 79,563 Preference Shares.

Acquisition of Tapped and Packed Ltd

On November 1, 2017, DEPT-UK entered into the Tapped Acquisition Agreement with Tapped, a United Kingdom corporation. See Note 2.

The dollar amount of Preference Shares, as recorded, were recorded to non-controlling interest as part of consolidation.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of May 15, 2018, there were no pending or threatened lawsuits.

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

DEPT-UK has 18 leases, of which one is for the UK administrative office, and 17 operational leases. The Company has two leases in the United States for DEPT-IL. Various leases have break out dates prior to expiration.

The Company entered into no new leases during the three months ended March 31, 2018.

The Company is a primary leaseholder on one lease which it has subleased to the Roastery and is responsible for the monthly payments which approximate £221.

Rent expense for the three months ended March 31, 2018 and February 28, 2017, was $207,201 and $99,120, respectively.

NOTE 10 – CONCENTRATIONS

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

The Company places its temporary cash investments with financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) for the United States and the Financial Services Compensation Scheme (“FSCS”) for the United Kingdom. No amounts exceeded federally insured limits as of March 31, 2018. There have been no losses in these accounts through March 31, 2018.

Concentration of Customer

The Company has one customer, which, for the three months ended March 31, 2018 and February 28, 2017, had sales of $257,289 (£187,076, 21% of total revenue) and $199,948 (£157,200, 10.9% of total revenue), respectively. The Company has a contract with the customer that expires in February 2020.

NOTE 11 – REVENUE CLASSES

Selected financial information for the Company’s operating revenue classes are as follows:

Revenues:	For the three months ended		For the three months ended
	March 31, 2018		February 28, 2017
Coffee and complementary food products	$1,639,035	£1,214,100	$817,100	£653,211
Coffee school	3,231	2,393	5,476	4,378
Management fees	181,443	134,402	98,271	78,560
Total	$1,823,709	£1,350,895	$920,847	£736,149

Direct costs of revenue:	For the three months ended		For the three months ended
	March 31, 2018		February 28, 2017
Coffee and complementary food products	$1,088,288	£806,139	$680,777	£544,230
Coffee school	2,911	2,156	4,933	3,944
Management fees	55,521	41,127	30,071	24,040
Total	$1,146,720	£849,422	$715,781	£572,214

The acquisition of Tapped, effective November 1, 2017, is reflective in the three months ended March 31, 2018 with revenue from Tapped for three months compared to the three months ended February 28, 2017 without Tapped.

NOTE 12 – CAPITAL LEASE OBLIGATIONS

The Company leases various assets under capital lease. As of March 31, 2018, and December 31, 2017, capital lease obligations consisted of the following:

	March 31, 2018	December 31, 2017
Computer equipment	$66,429	$66,429
Office equipment	45,276	23,609
Site equipment and machinery	457,134	457,134
Site fit out costs	1,799,750	1,799,750
Site furniture, fixtures and fittings	468,037	268,796
Total fixed assets	2,836,626	2,615,718
Less: Accumulated depreciation	1,131,686	858,322
Fixed assets, net	$1,704,940	$1,757,396

Aggregate future minimum rentals under capital leases are as follows:

2018	$149,823
2019	171,211
2020	136,217
2021	83,964
2022	7,708
Total	548,923
Less: Interest	59,569
Present value of minimum lease payments	489,354
Less: Current portion of capital lease obligations	217,300
Capital lease obligations, net of current portion	$392,254

Note: The above schedule reflects only items that have payments associated with them.

NOTE 13 – SUBSEQUENT EVENTS

Management has reviewed and evaluated subsequent events through the date on which the current financial statements were available to be issued and did not have any material recognizable subsequent events after March 31, 2018.

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

On September 1, 2016, the Company acquired 99.8% of the voting stock of the Department of Coffee and Social Affairs Limited, a United Kingdom corporation (the “DEPT-UK”), and the Company agreed to issue DEPT-UK’s majority shareholder 170,000,000 shares of the Company’s common stock—110,000,000 shares initially and 60,000,000 shares at a time determined by the Company’s Board of Directors but no later than August 31, 2017, which deadline was subsequently extended to August 31, 2018. Also, on September 1, 2016, the Company acquired 115,000,000 shares of the Company’s common stock from Atlantik in exchange for issuing Atlantik a promissory note for $320,000, which shares were then cancelled, and which note has since been paid in full. As a result of the acquisition and the issuance of the initial 110,000,000 shares of common stock, and the cancellation of the 115,000,000 Atlantik shares, DEPT-UK is now the majority-owned subsidiary of the Company, and the Company experienced a change of control.

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

Results of Operations

For the Three Months Ended March 31, 2018 and February 28, 2017

Revenue

For the three months ended March 31, 2018, the Company had $1,823,709 of revenue, compared to $920,847 for the three months ended February 28, 2017. Revenue in U.S. Dollars increased by 98%, as a result of multiple new coffee shop locations being in service during the three months ended March 31, 2018, as well as the effect of the acquisition of Tapped, as compared to the three months ended February 28, 2017. In the three months ended March 31, 2018, the Company had 21 coffee shop locations in operation, with four of the shops being acquired in the acquisition of Tapped. The revenue for the three months ended March 31, 2018 for Tapped was $204,180 (£154,228). The revenue for the three months ended March 31, 2018, without Tapped, was $1,249,833, which was an increase of the prior year of $328,986, or 35.7%. Additionally, coffee shops opened in the prior year performed within management’s expectations for the three months ended March 31, 2018. Company revenues, by revenue class, are as follows:

Revenues:	For the three months ended		For the three months ended
	March 31, 2018		February 28, 2017
Coffee and complementary food products	$1,639,035	£1,214,100	$817,100	£653,211
Coffee school	3,231	2,393	5,476	4,378
Management fees	181,443	134,402	98,271	78,560
Total	$1,823,709	£1,350,896	$920,847	£736,149

Operating Expenses

Direct costs of Revenue

For the three months ended March 31, 2018, direct costs of revenue were $1,146,720 compared to $715,781 for the three months ended February 28, 2017. Direct costs of revenue reflect an increase of $430,939, or 60.2% in direct costs of revenue. The increase is primarily due to the acquisition of Tapped and new shops. The direct costs of revenue for the three months ended March 31, 2018, without Tapped, was $1,002,660, which was an increase of $286,879, or 40.1%.

Direct costs of revenue:	For the three months ended		For the three months ended
	March 31, 2018		February 28, 2017
Coffee and complementary food products	$1,088,288	£806,139	$680,777	£544,230
Coffee school	2,911	2,156	4,933	3,944
Management fees	55,521	41,127	30,071	24,040
Total	$1,146,720	£849,422	$715,781	£572,214

General and Administrative Expenses

For the three months ended March 31, 2018, general and administrative expenses were $661,172 compared to $414,330 for the three months ended February 28, 2017, or an increase of $246,842. The expenses for the three months ended March 31, 2018, were as follows: professional fees, $23,038; rent, $207,201; depreciation and amortization, $81,685; property taxes, $10,051; and other, $339,197. The expenses for the three months ended February 28, 2017, were as follows: professional fees, $52,314; rent, $99,120; depreciation and amortization, $42,784; and other, $220,112. For the three months ended March 31, 2018, the Company had expenses related to being a publicly registered entity of $20,121 whereas for the three months ended February 28, 2017, the expenses were $5,922. The increase in general and administrative expenses during the three months ended March 31, 2018, as compared to February 28, are primarily a result of the increase in operating expenses associated with opening new coffee shop locations and the acquisition of Tapped.

Net Loss

The Company generated net income of $9,657 for the three months ended March 31, 2018, compared to net loss of $213,881 for the three months ended February 28, 2017. For both comparative periods, the Company’s primary expenses were direct costs of revenue. As discussed above, the costs associated with setting up new locations and the acquisition of Tapped resulted in much of the increase in expenses which reduces our net income during the three months ended March 31, 2018, as compared to the three months ended February 28, 2017.

The Company has one customer, which, for the three months ended March 31, 2018 and February 28, 2017, had sales of $257,289 (£187,076, 21% of total revenue) and $199,948 (£157,200, 10.9% of total revenue), respectively. The Company has a contract with the customer that expires in February 2020.

Liquidity and Capital Resources

General

At March 31, 2018, the Company had cash and cash equivalents of $91,785. The Company has historically met its cash needs through a combination of cash flows from operating activities and proceeds from private placements of our securities and loans. The Company plans to continue meeting its cash needs through the same methods used historically.

The Company’s operating activities provided cash of $148,786 for the three months ended March 31, 2018 and used cash in operations of $279,008 for the three months ended February 28, 2017. The principal elements of cash flow from operations for the three months ended March 31, 2018, included a net income of $9,657, and an increase in accounts payable of $326,997 and accrued expenses of $244,058, offset primarily by an increase in accounts receivable of $206,396 and an increase in prepaid expenses of $99,973.

Cash used in investing activities during the three months ended March 31, 2018, was $150,687 compared to $215,494 during the three months ended February 28, 2017, which was primarily related in both periods to the acquisition of fixed assets and Tapped.

Cash used in the Company’s financing activities was $45,664 for the three months ended March 31, 2018, compared to cash provided by financing activities of $605,049 during the three months ended February 28, 2017.

As of March 31, 2018, current assets exceeded current liabilities. Current assets were $1,175,832 at December 31, 2017 and $1,454,131 at March 31, 2018, whereas current liabilities increased from $1,955,414 at December 31, 2017, to $2,676,848 at March 31, 2018.

	For the three months ended
	March 31, 2018	February 28, 2017
Cash provided by operating activities	$148,786	$(279,008)
Cash used in investing activities	(150,687)	(215,494)
Cash provided by (used in) financing activities	(45,664)	605,049
Net changes to cash	$(47,565)	$110,547

Going Concern

The Company has a net income for the three months ended March 31, 2018 of $9,657 and a working capital deficit as of March 31, 2018 of $1,222,717, and has cash provided by operations of $148,786 for the three months ended March 31, 2018. In addition, as of March 31, 2018, the Company had a stockholders’ deficit and accumulated deficit of $2,218,332 and $2,473,251, respectively. Without further funding, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Changes in Accounting Principles. No significant changes in accounting principles were adopted during the period ended March 31, 2018.

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

Revenue Recognition. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. We have adopted this update. We do not believe this guidance will impact the recognition of our primary source of revenue from company-owned coffee shops. We also do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

The Company has four primary revenue streams as follows:

●	Sale of coffee and complementary food products to consumer.
●	Coffee school.
●	Coffee services.
●	Selling of hot sauce products.

Stock-Based Compensation. The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. The Company accounts for non-employee share-based awards in accordance with ASC Topic 505-50. The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of such date. The Chief Executive Officer and Chief Financial Officer have determined that the Company continues to have the following deficiencies which represent a material weakness:

1.	The Company intends to appoint additional independent directors;
2.	Lack of in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. With material, complex and non-routine transactions, management has and will continue to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions;
3.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting;
4.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

To remediate our internal control weaknesses, management intends to implement the following measures:

●	The Company will add sufficient number of independent directors to the board and appoint additional member(s) to the Audit Committee.
●	The Company will add sufficient accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.
●	The Company will hire staff technically proficient at applying U.S. GAAP to financial transactions and reporting.
●	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

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

Date: May 15, 2018	By:	/s/ Ashley Lopez
Ashley Lopez
Principal Executive Officer and Interim Principal Financial Officer

