Form 10-Q
period 2018-06-30
DOCASA Inc.
filed 2018-08-27
CIK 1619055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 23, 2018, there were 209,033,239 of common stock, par value $0.001 per share issued, issuable, and outstanding.

DOCASA, INC.

FORM 10-Q

JUNE 30, 2018

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

DOCASA, INC.

and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash	$347,641	$139,350
Accounts receivable	781,821	531,872
Other receivables	351	8,183
Prepaid expenses	695,030	396,041
Inventory	138,760	100,386
Total current assets	1,963,603	1,175,832

Fixed assets, net	2,600,424	1,957,650
Intangible assets, net	9,561	12,559
Other receivables	39,620	40,509
Goodwill	4,262,492	2,185,012
Deposits	283,122	233,966
Total assets	$9,158,822	$5,605,528

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Notes payable, current portion	$169,335	$171,160
Accounts payable	1,579,289	869,388
Accrued expenses	1,742,707	529,324
Accounts payable to related parties	70,443	65,855
Taxes payable	244,665	120,807
Capital leases obligations, current portion	172,348	209,539
Deferred revenue	32,661	35,642
Total current liabilities	4,011,448	2,001,715
Non-current liabilities:
Notes payable, non-current portion (includes $11,164 and $11,414 to related parties for June 30, 2018 and December 31, 2017, respectively)	281,995	357,095
Capital leases obligations, non-current portion	305,403	370,681
Other long-term liabilities	290,728	1,206
Total long-term liabilities	878,126	728,982
Total liabilities	4,889,574	2,730,697

Commitments and contingencies (Note 9)

Shareholders’ deficit:
Common stock, $0.001 par value, 250,000,000 shares authorized, 160,012,875 and 160,012,875 shares issued and outstanding, at June 30, 2018 and December 31, 2017, and 47,087,125 and 47,087,125 conditionally issuable, at June 30, 2018 and December 31, 2017, respectively	209,033	207,100
Additional paid-in capital	2,386,049	758,933
Class A ordinary shares of DEPT-UK (25,000,000 shares authorized, £1 par value, 0 and 243,800 shares issued and outstanding as of June 30, 2018 and December 31,2017, respectively)	-	-
Class B ordinary shares of DEPT-UK (10,000,000 shares authorized, £1 par value, 0 and 0 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively)	-	-
Accumulated other comprehensive loss	(572,609)	(301,958)
Accumulated deficit	(3,422,375)	(2,482,908)
Total DOCASA, Inc. shareholders’ deficit	(1,399,902)	(1,818,833)
Non-controlling interest:
Preference shares of DEPT-UK (25,000,000 shares authorized, £1 par value, 4,319,641 and 3,557,796 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively)	5,669,150	4,693,664
Total liabilities and shareholders’ deficit	$9,158,822	$5,605,528

See accompanying notes to unaudited condensed consolidated financial statements.

DOCASA, INC.

and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the six months ended
	June 30, 2018	May 31, 2017	June 30, 2018	May 31, 2017

Revenue, net	$2,091,034	$1,163,202	$3,914,743	$2,084,049

Operating expenses
Direct costs of revenue	1,792,407	903,293	2,939,127	1,619,074
Professional fees	161,216	19,253	184,254	71,567
Rent	381,276	124,253	588,477	223,373
Depreciation and amortization	91,681	51,070	173,366	93,854
Property taxes	-	-	10,051	-
Other general and administrative expenses	607,903	190,821	947,101	410,933

Operating loss	(943,449)	(125,488)	(927,633)	(334,752)

Other income (expense)
Interest expense	(7,151)	(5,241)	(13,139)	(9,858)

Loss before provision for income taxes	(950,600)	(130,729)	(940,772)	(344,610)
Provision for income tax	-	-	-	-
Net loss before tax and non-controlling interest	(950,600)	(130,729)	(940,772)	(344,610)
Loss (income) attributable to non-controlling interest	1,475	(252)	1,305	(653)

Net loss attributable to common shareholders	$(949,125)	$(130,981)	$(939,467)	$(345,263)

Foreign currency translation loss	144,979	(30,348)	(270,651)	(46,201)

Total comprehensive loss	$(804,146)	$(161,329)	$(1,210,118)	$(391,464)

Net loss attributable to common shareholders per share - basic	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding - basic	160,820,162	147,991,502	160,418,748	146,800,000

See accompanying notes to unaudited condensed consolidated financial statements.

DOCASA, INC.

and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended
	June 30, 2018	May 31, 2017
Cash flows from operating activities:
Net loss attributable to common shareholders	$(939,467)	$(345,263)
Adjustments to reconcile net loss before taxes and non-controlling interest to net cash provided by (used in) operations:
Depreciation and amortization expense	173,366	93,854
Loss on disposal of intangible assets	2,801
Other comprehensive income	(270,651)	(46,201)
Non-controlling interest gain	1,305	(653)
Changes in operating assets and liabilities:
Accounts receivable	(238,126)	(85,565)
Other receivables	8,722	-
Prepaid expenses	(207,096)	(71,702)
Inventory	(2,063)	(47,836)
Other non-current receivables	-	(1,244)
Deposits	5,201	(2,805)
Accounts payable	570,597	134,071
Accounts payable to related parties	4,588	31,746
Accrued expenses	926,238	(39,655)
Taxes payable	123,858	18,654
Deferred revenue	(2,981)	12,397
Other non-current liabilities	(70,518)	84,401
Net cash provided by (used in) operating activities	85,774	(265,801)

Cash flows used in investing activities:
Acquisition of fixed assets	(417,065)	(564,931)
Cash paid for Roasted Rituals, net	(22,018)	-
Cash paid in purchase of Tradewind	(17,527)	-
Net cash used in investing activities	(456,610)	(564,931)

Cash flows from financing activities:
Proceeds from notes payable	270,497	938,036
Payment on capital leases	(161,137)	-
Proceeds from issuance of preference shares	863,120	-
Issuance of common stock for settlement of debt	-	-
Payments on notes payable	(393,353)	-
Net cash provided by financing activities	579,127	938,036

Net increase in cash	208,291	107,304
Cash at beginning of period	139,350	86,366

Cash at end of period	$347,641	$193,670

DOCASA, INC.

and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended
	June 30, 2018	May 31, 2017
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,850	$4,617
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Issuance of preference shares for liabilities	$111,061	$719,934
Issuance of common shares for note payable		372,694
Fair value of shares issued for acquisition	$1,629,049	$-
Capital lease additions	$58,668	$-

See accompanying notes to unaudited condensed consolidated financial statements.

DOCASA, INC.

and Subsidiaries

Notes to Consolidated Condensed Financial Statements

June 30, 2018

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

On September 1, 2016, the Company acquired 99.8% of the voting stock of the Department of Coffee and Social Affairs Limited, a United Kingdom corporation (the “DEPT-UK”), and the Company agreed to issue DEPT-UK’s majority shareholder 170,000,000 shares of the Company’s common stock—110,000,000 shares initially and 60,000,000 shares at a time determined by the Company’s Board of Directors but no later than August 31, 2017, which deadline was subsequently extended to August 31, 2019. Also, on September 1, 2016, the Company acquired 115,000,000 shares of the Company’s common stock from Atlantik in exchange for issuing Atlantik a promissory note for $320,000, which shares were then cancelled, and which note has since been paid in full. As a result of the acquisition and the issuance of the initial 110,000,000 shares of common stock, and the cancellation of the 115,000,000 Atlantik shares, DEPT-UK is now the majority-owned subsidiary of the Company, and the Company experienced a change of control.

DEPT-UK formed a wholly-owned subsidiary, Department of Coffee and Internal Affairs Limited (“DCIA”), on September 11, 2014, as filed with the Registrar of Companies for England and Wales. As of June 30, 2018, DCIA has had no operations or activity.

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

On May 23, 2018, DEPT-UK acquired Bea’s of Bloomsbury Limited (“Bea’s”), an UK company, for shares of common stock of the Company. See Note 2. Bea’s became a subsidiary of DEPT-UK as a result of the transaction. Bea’s has five shop locations in the UK which serves coffee and food.

On June 29, 2018, DEPT-UK acquired Tradewind Espresso Ltd (“Tradewind”), an UK company, for cash. See Note 2. Tradewind became a subsidiary of DEPT-UK as a result of the transaction. Tradewind has one shop location in the UK which serves coffee and food.

On June 29, 2018, DEPT-UK acquired Roasted Rituals Coffee Ltd (“Roasted Rituals”), an UK company, for cash. See Note 2. Roasted Rituals became a subsidiary of DEPT-UK as a result of the transaction. Roasted Rituals is a specialty coffee roaster and has one location in the UK.

Nature of Operations

We are in the specialty coffee industry, specifically with company-operated stores. The Company will generate revenue through sales at nineteen existing company-operated coffee shop locations in the UK, with seven more locations under construction. Similar to other leading operators, we sell our proprietary coffee and related products, and complementary food and snacks.

Principles of Consolidation

The consolidated financial statements include the accounts of DOCASA and its subsidiaries, DEPT-UK, DCIA, DEPT-IL and DEPT-UK’s subsidiaries, Tapped, Bea’s, Roasted Rituals, Tradewind, and DEPT-UKWS. All significant inter-company balances and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of DOCASA have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and done under §240.13(a) of the Securities Act. The results of operations for the interim period ended June 30, 2018 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2018. In the opinion of the Company’s management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments, unless otherwise indicated) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company’s Form 10-K for the year ended August 31, 2017, filed on December 18, 2017 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Accounts Receivable

Accounts receivable consisted of amounts due from customers primarily for management fees. The Company considered accounts more than 30 days old to be past due. The Company used the allowance method for recognizing bad debts. When an account was deemed uncollectible, it was written off against the allowance. The Company generally does not require collateral for its accounts receivable. Management has not recorded an allowance for doubtful accounts as of June 30, 2018 or December 31, 2017.

Inventory

Inventory is recorded at the lower of cost or market and the cost of sales are recorded utilizing the first in first out (“FIFO”) method.

Fixed Assets

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets of three years for computer equipment, five years for office furniture and fixtures, and the lesser of the lease term or the useful life of the leased equipment. Leasehold improvements are amortized over the lesser of the lease term or the useful life of the improvements. Expenditures for maintenance and repairs along with fixed assets below our capitalization threshold are expensed as incurred.

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

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of our financial instruments, including cash, accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities.

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

Advertising

Advertising is expensed as incurred and is included in other general and administrative expenses on the accompanying condensed consolidated statement of operations. For the six months ended June 30, 2018 and May 31, 2017 advertising expense was $8,068 and $23,171, respectively.

Income Taxes

The Company adopted the provisions of ASC 740, “Income Taxes.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying condensed consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of June 30, 2018, tax years 2014 - 2017 remain open for IRS audit and tax years 2015–2017 remain open for HM Revenue & Customs (“HMRC”) audit. The Company has received no notice of audit from the IRS or HMRC for any of the open tax years.

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings Per Share,” basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common stock shares outstanding during the period. The Company does not currently have any potential dilutive securities outstanding as of June 30, 2018 and May 31, 2017.

Foreign Currency Translation and Transactions

The British Pound (“£”) is the functional currency of DEPT-UK and Tapped whereas the financial statements are reported in United States Dollar (“USD,” “$”). Assets and liabilities are translated based on the exchange rates at the condensed consolidated balance sheet date, while revenue and expense accounts are translated at the average exchange rates prevailing during the period. Equity accounts are translated at historical exchange rates. The resulting translation gain and loss adjustments are accumulated as a component of stockholders’ equity and other comprehensive loss.

Comprehensive Loss

The Company reports comprehensive loss and its components in its consolidated financial statements. Comprehensive loss consists of net loss on foreign currency translation adjustments affecting stockholders’ equity that, under U.S. GAAP, are excluded from net loss. As of June 30, 2018, the exchange rate between U.S. Dollars and British Pounds was US$1.32 = £1.00, and the weighted average exchange rate for the six months ended June 30, 2018 was US$1.34 = £1.00. As of December 31, 2017, the exchange rate between U.S. Dollars and British Pounds was US$1.35 = £1.00.

Going Concern

The Company had net loss attributable to common shareholders for the six months ended June 30, 2018 of $939,467 and a working capital deficit as of June 30, 2018 of $2,047,845, and has cash provided by operations of $85,774 for the six months ended June 30, 2018. In addition, as of June 30, 2018, the Company had a stockholders’ deficit and accumulated deficit of $1,399,902 and $3,422,375, respectively. Without further funding, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards and updates as issued. No new standards or updates had any material effect on these financial statements. The accounting pronouncements and updates issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these financial statements. Management does believe that some of the subsequent pronouncements will have a material effect on these financial statements as presented and does not anticipate the need for any future restatement of these financial statements because of the retro-active application of any accounting pronouncements issued subsequent to June 30, 2018 through the date these financial statements were issued.

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

NOTE 2 – ACQUISITIONS

Acquisition of Tapped and Packed Ltd

On November 1, 2017, DEPT-UK entered into an acquisition agreement (the “Tapped Acquisition Agreement”) with Tapped, a United Kingdom corporation. Richard Lilley, an individual (“Lilley”), was the owner of record of 100 capital shares of Tapped. Pursuant to the Tapped Acquisition Agreement, Tapped stock was transferred to DEPT-UK on November 1, 2017, in consideration of £175,000 and 1,546,875 shares of common stock of the Company. The £175,000 was paid in October 2017 as a prepayment to the completion date of November 1, 2017. Stefan Allesch-Taylor (“Allesch-Taylor”), Chairman of the Company, utilized his personally owned shares of common stock of the Company, and assigned the 1,546,875 shares (the “Allesch-Taylor Shares”) from his ownership to Lilley. In exchange for the use of the Allesch-Taylor Shares, which were provisionally valued at $1,918,125 (“Provisional Share Compensation Value”), the Board of Directors issued Allesch-Taylor 1,325,000 Preference Shares of DEPT-UK. The Provisional Share Compensation Value was determined by the previous day’s closing price of $1.24 per share. The Company’s common stock is thinly-traded and an insignificant amount of stock traded has historically caused significant fluctuations in the price per share of the Company’s common stock. The Company will utilize an independent third-party business valuation to determine the value of Tapped, as well as get an independent valuation of the Company’s common stock as of the date of the transaction. Management believes that the separate valuations will determine a fair and reasonable valuation thereby reducing the provisional goodwill recorded, as of June 30, 2018, of $2,185,012. The Allesch-Taylor Shares of common stock were assigned to Lilley on or about October 19, 2017 and were released in accordance to the agreement. See Notes 1, 7 and 8. Also in connection with the Tapped Acquisition Agreement, Gill and Lopez were appointed to serve on Tapped’s Board of Directors.

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

The revenue and net loss for Tapped, as reflected in the unaudited condensed consolidated statement of operations, for the six months ended June 30, 2018, to reflect the current period, was $1,056,081 and $56,725, respectively.

Acquisition of Bea’s of Bloomsbury Limited

On May 23, 2018, DEPT-UK entered into an acquisition agreement (the “Bea’s Acquisition Agreement”) with Bea’s, a United Kingdom corporation. Pursuant to the Bea’s Acquisition Agreement, Bea’s stock was transferred to DEPT-UK on May 23, 2018, in consideration of 1,933,239 shares of common stock of the Company. As of the date of this report, the shares have not been issued to the owners of Bea’s and are recorded as issuable as of June 30, 2018, as approved by the Board of Directors of the Company. The Company’s common stock was valued at $0.84 therefore the Company recorded the value of $1,623,921. Management recorded a provisional goodwill, as of June 30, 2018, of $1,698,321, which is attributable to common synergies, the workforce, and may be adjusted based on management’s final determination of the fair value of the assets and liabilities acquired. See Notes 1, 7 and 8.

The following table summarizes the consideration given by DEPT-UK and the provisional fair values of the assets and liabilities assumed at the acquisition date.

Consideration given:
Common stock shares given	$1,623,921

Total consideration given	$1,623,921

Fair value of identifiable assets acquired, and liabilities assumed:

Prepaid expense	$86,764
Inventory	36,311
Fixed assets, net	315,558
Deposits	54,357
Accounts payable	(250,365)
Accrued expenses	(271,096)
Short-term note payable	(45,931)
Total identifiable net liabilities	(74,400)
Goodwill	1,698,321
Total consideration	$1,623,921

The revenue and loss for Bea’s, as reflected in the unaudited condensed consolidated statement of operations, for the six months ended June 30, 2018, to reflect the current period, was $166,201 and $31,562, respectively, and for the six months ended May 31, 2017, the historical financial statements are unavailable.

Acquisition of Roasted Rituals Coffee Ltd

On June 29, 2018, DEPT-UK entered into an acquisition agreement (the “Roasted Rituals Acquisition Agreement”) with Roasted Rituals, a United Kingdom corporation. Pursuant to the Roasted Rituals Acquisition Agreement, Roasted Rituals’ stock was transferred to DEPT-UK on June 29, 2018, in consideration of £175,000. The £175,000 is to be paid in tranches; £37,500 at closing, £62,500 on the first anniversary of the closing date, and £75,000 on the second anniversary of the closing date. The Company has recorded the liabilities as short-term and long-term, respectively. Management has calculated provisional goodwill of $181,593, which is attributable to common synergies, the workforce, and may be adjusted based on management’s final determination of the fair value of the assets and liabilities acquired. See Note 1 and 7.

The following table summarizes the consideration given for DEPT-UK and the provisional fair values of the assets and liabilities assumed at the acquisition date.

Consideration given:
Cash given	$49,096
Accrued consideration	180,020
Total consideration given	$229,116

Fair value of identifiable assets acquired, and liabilities assumed:

Cash	$27,078
Accounts receivable, net	11,350
Fixed assets, net	11,344
Accrued expenses	(2,249)
Total identifiable net assets	47,523
Goodwill	181,593
Total consideration	$229,116

The revenue and loss for Roasted Rituals, as reflected in the unaudited condensed consolidated statement of operations, for the six months ended June 30, 2018, to reflect the current period, was $0 and $1,171, respectively, and for the six months ended May 31, 2017, the financial statements are unavailable.

Acquisition of Tradewind Espresso Ltd

On June 29, 2018, DEPT-UK entered into an acquisition agreement (the “Roasted Rituals Acquisition Agreement”) with Roasted Rituals, a United Kingdom corporation. Pursuant to the Roasted Rituals Acquisition Agreement, Roasted Rituals’ stock was transferred to DEPT-UK on June 29, 2018, in consideration of £175,000. The £175,000 is to be paid in tranches; £37,500 at closing, £62,500 on the first anniversary of the closing date, and £75,000 on the second anniversary of the closing date. The Company has recorded the liabilities as short-term and long-term, respectively. Management has calculated provisional goodwill of $197,565, which is attributable to common synergies, the workforce, and may be adjusted based on management’s final determination of the fair value of the assets and liabilities acquired. See Note 1 and 7.

The following table summarizes the consideration given by DEPT-UK and the provisional fair values of the assets and liabilities assumed at the acquisition date.

Consideration given:
Cash given	$49,096
Accrued consideration	180,020
Total consideration given	$229,116

Fair value of identifiable assets acquired, and liabilities assumed:

Cash	$31,569
Accounts receivable, net	473
Fixed assets, net	13,308
Accrued expenses	(13,799)
Total identifiable net assets	31,551
Goodwill	197,565
Total consideration	$229,116

The revenue and loss for Tradewinds, as reflected in the unaudited condensed consolidated statement of operations, for the six months ended June 30, 2018, to reflect the current period, was $0 and $3,226, respectively, and for the six months ended May 31, 2017, the financial statements were unavailable.

Pro-Forma Financial Information

The following unaudited pro-forma data summarizes the result of the operations for the six months ended June 30, 2018 and May 31, 2017, as if the acquisition of Bea’s, Roasted Rituals and Tradewind had been completed on September 1, 2016, which was the beginning of the Company’s previous adjusted fiscal year (for comparison purposes) prior to the change to a calendar year end in March 2018. The pro-forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place on September 1, 2016.

	For the Six Months Ended June 30, 2018
				Roasted		Pro-forma
	DOCASA	Tapped	Bea’s	Rituals	Tradewind	Adjustments	Combined
Revenue, net	$2,692,461	$1,056,081	$1,022,579	$63,790	$186,961	$-	$5,021,873
Operating expenses	4,642,058	1,112,806	1,223,736	66,380	204,933	-	7,249,913
Loss from operations	(1,949,597)	(56,725)	(201,156)	(2,590)	(17,972)	-	(2,228,040)
Other income (expense)	(11,297)	-	-	-	-	-	(11,297)
Loss before income taxes	(1,960,894)	(56,725)	(201,156)	(2,590)	(17,972)	-	(2,239,337)
Net Loss attributable to common shareholders	$(1,960,894)	$(56,725)	$(201,156)	$(2,590)	$(17,972)	$-	$(2,239,337)
Net income (loss) per common share - basic	$(0.01)						$(0.01)
Weighted average number of common shares outstanding during the period - basic	151,143,287						151,143,287

	For the Six Months Ended May 31, 2017
	DOCASA	Tapped	Bea’s (a)	Roasted Rituals	Tradewind	Pro-forma Adjustments	Combined
Revenue, net	$1,100,939	$983,110	$-	$81,233	$186,420	$-	$2,351,702
Operating expenses	1,722,031	696,770	-	55,559	195,201	-	2,669,561
Income (loss) from operations	(621,092)	286,340	-	25,674	(8,781)	-	(317,859)
Other income (expense)	(9,858)	-	-	-	-	-	(9,858)
Income (loss) before income taxes	(630,950)	286,340	-	25,674	(8,781)	-	(327,717)
Net income (loss) attributable to common shareholders	$(630,950)	$286,340	$-	$25,674	$(8,781)	$-	$(327,717)
Net loss per common share - basic	$(0.00)						$(0.00)
Weighted average number of common shares outstanding during the period - basic	146,800,000						146,800,000

(a)	Historical financial statements unavailable.

NOTE 3 – INVENTORY

The Company has inventory of various items used for the sale of coffee and complementary products. As of June 30, 2018, and December 31, 2017, the Company had inventory of $138,760 and $100,386, respectively. The Company accounts for its inventory using the lower of cost or market and the cost of sales are recorded utilizing the first in first out (“FIFO”) method.

The inventory is as follows:

	June 30, 2018	December 31, 2017
Consumable products	$37,402	$37,750
Cold brew	12,761	7,119
Retail products	36,820	18,725
Food and drinks	51,777	36,792
Total inventory	$138,760	$100,386

NOTE 4 – FIXED ASSETS

The Company has fixed assets including computer equipment, office equipment, site equipment and machinery, site fit out costs, site furniture, fixtures and fittings.

The depreciation expense for the six months ended June 30, 2018 and May 31, 2017, was $170,565 and $90,330, respectively. The variance between the expense and the increase in accumulated depreciation is due to timing of the currency translation calculation.

NOTE 5 – INTANGIBLE ASSETS

Website Development

The Company has intangible assets related to website development. The amortization of the intangible assets is over a three-year period.

The amortization expense for the six months ended June 30, 2018 and May 31, 2017, was $2,801 and $3,524, respectively. The variance between the expense and the increase in accumulated amortization is due to timing of the currency translation calculation.

Goodwill

The Company has goodwill related to the acquisitions of Tapped, Bea’s, Tradewind and Roasted Rituals. The Company has not determined the deductibility of goodwill for tax purposes. As of June 30, 2018, the Company has $4,262,492 of goodwill, as allocated below:

Balance, December 31, 2017	$2,185,012
Acquisitions	2,077,480
Balance, June 30, 2018	$4,262,492

NOTE 6 – NOTES PAYABLE

The Company has notes payable as of June 30, 2018 and December 31, 2017, are as follows:

Notes payable - current

	June 30, 2018			December 31, 2017
		Accrued			Accrued
	Principal	Interest	Total	Principal	Interest	Total
Arch Investments	$2,194	$-	$2,194	$2,194	$-	$2,194
Arch Investments	5,067	-	5,067	5,067	-	5,067
Arch Investments	5,065	-	5,065	5,065	-	5,065
Arch Investments	15,873	-	15,873	15,873	-	15,873
Arch Investments	4,349	-	4,349	4,349	-	4,349
HSBC	109,536	-	109,536	111,970	-	111,970
HSBC	27,251	-	27,251	26,642	-	26,642
Total	$169,335	$-	$169,335	$171,160	$-	$171,160

Notes payable - non-current

	June 30, 2018			December 31, 2017
		Accrued			Accrued
	Principal	Interest	Total	Principal	Interest	Total
Deij Capital Limited (1)	$11,164	$-	$11,164	$11,414	$-	$11,414
HSBC	219,072	-	219,072	280,011	-	280,011
HSBC	51,759	-	51,759	65,670	-	65,670
Total	$281,995	$-	$281,995	$357,095	$-	$357,095

(1) Related party

On July 1, 2014, DEPT-UK entered into a business loan with Deij Capital Limited (“Deij Capital”), a related party in which Gill is the director and owner. The loan is for 3 years, with an interest rate of 0%. The note was extended to July 1, 2018. The imputed interest is deemed immaterial as of June 30, 2018. The facility loan was for $171,437 (£100,000) to be drawn down as and when required. On June 30, 2016, Deij Capital converted the balance due of $179,534 (£135,464) into 135,464 shares of Preference Shares. On May 31, 2017, Deij Capital converted of the balance due $63,990 (£51,500) into 51,500 shares of Preference Shares. The outstanding principal as of June 30, 2018 and December 31, 2017 was $11,164 (£8,454) and $11,414 (£8,454), respectively. The accrued interest as of June 30, 2018 and December 31, 2017, was $0 (£0) and $0 (£0), respectively.

On July 31, 2014, DOCASA executed a promissory note for $2,194 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and is non-interest bearing. The imputed interest is deemed immaterial as of June 30, 2018. As of June 30, 2018, and December 31, 2017, the principal was $2,194. This note was acquired by Arch Investments, LLC.

On April 30, 2015, DOCASA executed a promissory note for $5,067 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and is non-interest bearing. On July 20, 2016, Arch Investments, LLC acquired this promissory note due to Nami Shams. The imputed interest is deemed immaterial as of June 30, 2018. As of June 30, 2018, and December 31, 2017, the principal was $5,067.

On July 31, 2015, DOCASA executed a promissory note for $5,065 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and is non-interest bearing. The imputed interest is deemed immaterial as of June 30, 2018. As of June 30, 2018, and December 31, 2017, the principal was $5,065. This note was acquired by Arch Investments, LLC.

On October 31, 2015, DOCASA executed a promissory note for $15,873 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and is non-interest bearing. The imputed interest is deemed immaterial as of June 30, 2018. As of June 30, 2018, and December 31, 2017, the principal was $15,873. This note was acquired by Arch Investments, LLC.

On January 31, 2016, DOCASA executed a promissory note for $4,349 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and is non-interest bearing. The imputed interest is deemed immaterial as of June 30, 2018. As of June 30, 2018, and December 31, 2017, the principal was $4,349. This note was acquired by Arch Investments, LLC.

On July 28, 2016, DEPT-UK entered into a business loan with HSBC. The loan is a development loan drawn down against development invoices. The loan is for four years, with an interest rate of 4.5% over the Bank of England base rate. The loan repayment is monthly, interest-only payments for the first six months followed by monthly repayments of principal and interest over the remaining forty-two months. The loan was for $437,992 (£352,500) with an initial $115,767 (£93,178) drawn. The outstanding principal and accrued interest as of June 30, 2018, and December 31, 2017, was $328,608 (£248,824) and $391,981 (£290,294), respectively. As of June 30, 2018, the current portion was $109,536 and the non-current portion was $219,072.

On September 8, 2016, Tapped, prior to being acquired by DEPT-UK, entered into a business loan with HSBC. The loan is for five years, with an interest rate of 5.51%. The loan was for £90,000. The outstanding principal as of June 30, 2018, and December 31, 2017, was $79,010 and $92,312, respectively. As of June 30, 2018, the current portion was $27,251 and the non-current portion was $51,759.

NOTE 7 – RELATED PARTIES TRANSACTIONS

For the six months ended June 30, 2018 and May 31, 2017, the Company purchased £59,331 and £88,389, respectively, of cakes from Dee Light, a company which Gill, the vice chairman of the Company, was a 50% shareholder (until November 2016). As of June 30, 2018, and December 31, 2017, the Company owed Dee Light £50,484 and £63,833, respectively.

For the six months ended June 30, 2018 and May 31, 2017, the Company made sales or advances of £246,414 and £202,676, respectively, to The Roastery Department Ltd. (“The Roastery Department”) and made purchases from it of £202,596 and £118,135 for the six months ended June 30, 2018 and May 31, 2017, respectively. As of June 30, 2018, and December 31, 2017, the Company both has receivables and payables from The Roastery Department, which netted as receivables of $479,412 (£363,013) and $421,353 (£312,113), respectively. Gill, the Company’s vice chairman, and Ashley Lopez (“Lopez”), the Company’s chief executive officer, were both unpaid directors of The Roastery Department until they resigned on December 1, 2016. The Company, when purchasing products from The Roastery Department, was provided a discount due to the strategic relationship between the two parties which provided the Company its purchases at cost.

As of June 30, 2018, and December 31, 2017, the Company owed Allesch-Taylor, the Company’s chairman, payables of $54,416 (£41,204) and $36,729 (£29,383), respectively.

As of June 30, 2018, and December 31, 2017, the Company owed Lopez, the Company’s chief executive officer, payables of $878 (£665) and $14,613 (£11,690), respectively.

As of June 30, 2018, and December 31, 2017, the Company owed Deij Capital, a company in which Gill, the deputy chairman of the Company, is the director and owner, notes payable of $11,164 (£8,454) and $11,414 (£8,454), respectively.

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

On May 23, 2018, the Company issued 1,932,239 shares of common stock to various third parties as compensation for the acquisition of Bea’s (see Notes 1 and 2). As of June 30, 2018, these shares had not been issued.

As of June 30, 2018, the Company has not granted any stock options and has not recorded any stock-based compensation.

Preference Shares and Non-Controlling Interest

The Articles of Association of DEPT-UK, pursuant to the Companies Act 2006, authorized DEPT-UK to issue up to 25,000,000 preference shares, par value £1.00 per share (such subsidiary preference shares referred to herein as “Preference Shares”). Such Preference Shares have no votes and limited distribution rights. Subject to the provisions of the Companies Act 2006, DEPT-UK shall have the right pursuant to Section 687-688 of the Companies Act 2006 to redeem at par the whole or any part of the Preference Shares at any time or times after the date of issue of the said Preference Shares upon giving to DEPT-UK not less than three months’ previous notice in writing. The Preference Shares, at the discretion of the Board of Director of DEPT-UK, can be purchased at the value they were issued or can be converted into contributed capital. The Preference Shares are accounted for as non-controlling interest. As of June 30, 2018, and December 31, 2017, 4,319,641 and 3,557,796 shares were outstanding, respectively. Of the outstanding shares, 1,603,460 and 1,666,709 were issued to related parties, as of June 30, 2018, and December 31, 2017, respectively.

DEPT-UK has a non-controlling interest of 0.2%. For the six months ended June 30, 2018, the Company had a non-controlling interest of $1,305. For the six months ended May 31, 2017, the Company had a non-controlling interest of $653.

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

During the three months ended June 30, 2018, 682,282 Preference Shares were issued for contributions of $863,120 to DEPT-UK.

Acquisition of Tapped and Packed Ltd

On November 1, 2017, DEPT-UK entered into the Tapped Acquisition Agreement with Tapped, a United Kingdom corporation. See Note 2.

The dollar amount of Preference Shares, as recorded, were recorded to non-controlling interest as part of consolidation.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of August 24, 2018, there were no pending or threatened lawsuits.

Lease Commitment

We lease office space in Schaumburg, Illinois, pursuant to a lease that is monthly. This facility serves as our corporate office.

Future minimum lease payments under leases with the various subsidiaries, are as follows:

2018	$387,567
2019	775,490
2020	778,760
2021	746,502
2022	532,555
Future	1,241,852
Total	$4,462,726

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

Rent expense for the six months ended June 30, 2018 and May 31, 2017, was $588,477 and $233,373, respectively.

NOTE 10 – CONCENTRATIONS

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

The Company places its temporary cash investments with financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) for the United States and the Financial Services Compensation Scheme (“FSCS”) for the United Kingdom. No amounts exceeded federally insured limits as of June 30, 2018. There have been no losses in these accounts through June 30, 2018.

Concentration of Customer

The Company has one customer, which, for the six months ended June 30, 2018 and May 31, 2017, had sales of $444,833 (£333,191, 11.4% of total revenue) and $349,798 (£274,432, 16.8% of total revenue), respectively. The Company has a contract with the customer that expires in February 2020.

NOTE 11 – REVENUE CLASSES

Selected financial information for the Company’s operating revenue classes are as follows:

	For the six months ended		For the six months ended
	June 30, 2018		May 31, 2017
Revenues:
Coffee and complementary food products	$3,538,442	£2,651,111	$1,826,925	£1,459,928
Coffee school	6,786	5,083	6,906	5,520
Management fees	369,515	276,776	250,218	199,946
Total	$3,914,743	£2,932,970	$2,084,049	£1,665,394

	For the six months ended		For the six months ended
	June 30, 2018		May 31, 2017
Direct costs of revenue:
Coffee and complementary food products	$2,819,984	£2,116,349	$1,554,987	£1,223,067
Coffee school	6,108	4,575	5,558	4,429
Management fees	113,035	84,666	58,529	46,138
Total	$2,939,127	£2,205,590	$1,619,074	£1,273,634

The acquisition of Tapped, effective November 1, 2017, is reflective in 2018 for the six months. The acquisition of Bea’s, Tradewind and Roasted Ritual in May 2018, June 2018 and June 2018, respectively, are not significant.

NOTE 12 – CAPITAL LEASE OBLIGATIONS

The Company leases various assets under capital lease. As of June 30, 2018, and December 31, 2017, capital lease obligations consisted of the following:

	June 30, 2018	December 31, 2017
Computer equipment	$66,429	$66,429
Office equipment	45,276	23,609
Site equipment and machinery	492,547	457,134
Site fit out costs	1,799,750	1,799,750
Site furniture, fixtures and fittings	468,037	268,796
Total fixed assets	2,872,039	2,615,718
Less: Accumulated depreciation	1,155,123	858,322
Fixed assets, net	$1,716,916	$1,757,396

Aggregate future minimum rentals under capital leases are as follows:

2018	$94,568
2019	168,035
2020	135,040
2021	86,622
2022	13,875
Future	2,753
Total	500,893
Less: Interest	23,142
Present value of minimum lease payments	477,751
Less: Current portion of capital lease obligations	172,348
Capital lease obligations, net of current portion	$305,403

Note: The above schedule reflects only items that have payments associated with them.

NOTE 13 – SUBSEQUENT EVENTS

Management has reviewed and evaluated subsequent events through the date on which the current financial statements were available to be issued and did not have any material recognizable subsequent events after June 30, 2018.

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

On September 1, 2016, the Company acquired 99.8% of the voting stock of the Department of Coffee and Social Affairs Limited, a United Kingdom corporation (the “DEPT-UK”), and the Company agreed to issue DEPT-UK’s majority shareholder 170,000,000 shares of the Company’s common stock—110,000,000 shares initially and 60,000,000 shares at a time determined by the Company’s Board of Directors but no later than August 31, 2017, which deadline was subsequently extended to August 31, 2019. Also, on September 1, 2016, the Company acquired 115,000,000 shares of the Company’s common stock from Atlantik in exchange for issuing Atlantik a promissory note for $320,000, which shares were then cancelled, and which note has since been paid in full. As a result of the acquisition and the issuance of the initial 110,000,000 shares of common stock, and the cancellation of the 115,000,000 Atlantik shares, DEPT-UK is now the majority-owned subsidiary of the Company, and the Company experienced a change of control.

Prior to the acquisition, we were a company that was originally engaged in the business of commercial production and distribution of hot sauce.

On January 2, 2018, with an effective date of November 1, 2017, DEPT-UK acquired Tapped and Packed Ltd (“Tapped”), an UK coffee shop company with four locations.

On May 23, 2018, DEPT-UK acquired Bea’s of Bloomsbury Limited (“Bea’s”), an UK company with five shop locations in the UK which serves coffee and food.

On June 29, 2018, DEPT-UK acquired Tradewind Espresso Ltd (“Tradewind”), an UK company with one shop location in the UK which serve coffee and food.

On June 29, 2018, DEPT-UK acquired Roasted Rituals Coffee Ltd (“Roasted Rituals”), an UK company which is a specialty coffee roaster and has one shop location in the UK.

We are currently devoting substantially all of our efforts as an artisan coffee company that serves premium single origin coffee to the United Kingdom’s discerning coffee drinkers as well as a selection of quality foods. In October 2017 and August 2018, we opened our first and second, respectively, coffee shop in the United States, in Chicago, Illinois.

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-Q.

Results of Operations

For the Three Months Ended June 30, 2018 and May 31, 2017

Revenue

For the three months ended June 30, 2018, the Company had $2,091,034 of revenue, compared to $1,163,202 for the three months ended May 31, 2017. Revenue in U.S. Dollars increased by 79.8%, as a result of multiple new coffee shop locations being in service during the three months ended June 30, 2018, as well as the effect of the acquisitions of Tapped, Bea’s, Roasted Rituals and Tradewind, as compared to the three months ended May 31, 2017. In the three months ended June 30, 2018, the Company had 28 coffee shop locations in operation, with four of the shops being acquired in the acquisition of Tapped, five of the shops being acquired in the acquisition of Bea’s, and one shop each in the acquisitions of Tradewind and Roasted Rituals. The revenues for Bea’s was $166,201, which was for approximately 40 days. Tradewind and Roasted Rituals was immaterial as the acquisitions were completed late in the quarter. Coffee shops opened in the prior year performed within management’s expectations for the three months ended June 30, 2018. Company revenues, by revenue class, are as follows:

	For the three months ended		For the three months ended
	June 30, 2018		May 31, 2017
Revenues:
Coffee and complementary food products	$1,899,407	£1,437,011	$1,009,825	£806,717
Coffee school	3,555	2,690	1,430	1,142
Management fees	188,072	142,374	151,947	121,386
Total	$2,091,034	£1,582,075	$1,163,202	£929,245

Operating Expenses

Direct costs of Revenue

For the three months ended June 30, 2018, direct costs of revenue were $1,792,407 compared to $903,293 for the three months ended May 31, 2017. Direct costs of revenue reflect an increase of $889,114, or 98.4% in direct costs of revenue. The increase is primarily due to the acquisition of Tapped and new shops.

	For the three months ended		For the three months ended
	June 30, 2018		May 31, 2017
Direct costs of revenue:
Coffee and complementary food products	$1,731,696	£1,310,210	$874,210	£678,837
Coffee school	3,197	2,419	625	485
Management fees	57,514	43,539	28,458	22,098
Total	$1,792,407	£1,356,168	$903,293	£701,420

General and Administrative Expenses

For the three months ended June 30, 2018, general and administrative expenses were $1,242,075 compared to $385,397 for the three months ended May 31, 2017, or an increase of $856,678. The expenses for the three months ended June 30, 2018, were as follows: professional fees, $161,216; rent, $381,276; depreciation and amortization, $91,681; and other, $607,902. The expenses for the three months ended May 31, 2017, were as follows: professional fees, $19,253; rent, $124,253; depreciation and amortization, $51,070; and other, $190,821. The increase in general and administrative expenses during the three months ended June 30, 2018, as compared to May 31, 2017, are primarily a result of the increase in operating expenses associated with opening new coffee shop locations and the acquisition of Tapped.

Net Loss

The Company generated net loss before taxes and non-controlling interest of $949,125 for the three months ended June 30, 2018, compared to net loss before taxes and non-controlling interest of $130,981 for the three months ended May 31, 2017. For both comparative periods, the Company’s primary expenses were direct costs of revenue. As discussed above, the costs associated with setting up new locations and the acquisition of Tapped resulted in much of the increase in expenses which reduces our net income during the three months ended June 30, 2018, as compared to the three months ended May 31, 2017.

For the Six Months Ended June 30, 2018 and May 31, 2017

Revenue

For the six months ended June 30, 2018, the Company had $3,914,743 of revenue, compared to $2,084,049 for the six months ended May 31, 2017. Revenue in U.S. Dollars increased by 87.8%, as a result of multiple new coffee shop locations being in service during the six months ended June 30, 2018, as well as the effect of the acquisitions of Tapped, Bea’s, Roasted Rituals and Tradewind, as compared to the six months ended May 31, 2017. In the six months ended June 30, 2018, the Company had 28 coffee shop locations in operation, with four of the shops being acquired in the acquisition of Tapped, five of the shops being acquired in the acquisition of Bea’s, and one shop each in the acquisitions of Tradewind and Roasted Rituals. The revenue for the six months ended June 30, 2018 for Tapped was $1,056,081. The revenues for Bea’s was $166,201 for approximately 40 days. Tradewind and Roasted Rituals was immaterial as the acquisitions were completed late in the second quarter. The revenue for the six months ended June 30, 2018, without Tapped, was $2,858,662, which was an increase of the prior year of $774,613, or 37.2%. Additionally, coffee shops opened in the prior year performed within management’s expectations for the six months ended June 30, 2018. Company revenues, by revenue class, are as follows:

	For the six months ended		For the six months ended
	June 30, 2018		May 31, 2017
Revenues:
Coffee and complementary food products	$3,538,442	£2,651,111	$1,826,925	£1,459,928
Coffee school	6,786	5,083	6,906	5,520
Management fees	369,515	276,776	250,218	199,946
Total	$3,914,743	£2,932,970	$2,084,049	£1,665,394

Operating Expenses

Direct costs of Revenue

For the six months ended June 30, 2018, direct costs of revenue were $2,939,127 compared to $1,619,074 for the six months ended May 31, 2017. Direct costs of revenue reflect an increase of $1,320,053, or 81.5% in direct costs of revenue. The increase is primarily due to the acquisition of Tapped and new shops. The direct costs of revenue for the six months ended June 30, 2018, without Tapped, was $2,197,940, which was an increase of $578,866, or 35.8%.

	For the six months ended		For the six months ended
	June 30, 2018		May 31, 2017
Direct costs of revenue:
Coffee and complementary food products	$2,819,984	£2,116,349	$1,554,987	£1,223,067
Coffee school	6,108	4,575	5,558	4,429
Management fees	113,035	84,666	58,529	46,138
Total	$2,939,127	£2,205,590	$1,619,074	£1,273,634

General and Administrative Expenses

For the six months ended June 30, 2018, general and administrative expenses were $1,903,249 compared to $799,727 for the six months ended May 31, 2017, or an increase of $1,103,522. The expenses for the six months ended June 30, 2018, were as follows: professional fees, $184,254; rent, $588,477; depreciation and amortization, $173,366; property taxes, $10,051; and other, $947,101. The expenses for the six months ended May 31, 2017, were as follows: professional fees, $71,567; rent, $223,373; depreciation and amortization, $93,854; and other, $410,933. The increase in general and administrative expenses during the six months ended June 30, 2018, as compared to May 31, 2017, are primarily a result of the increase in operating expenses associated with opening new coffee shop locations and the acquisition of Tapped.

Net Loss

The Company generated net loss before taxes and non-controlling interest of $940,772 for the six months ended June 30, 2018, compared to net loss before taxes and non-controlling interest of $344,610 for the six months ended May 31, 2017. For both comparative periods, the Company’s primary expenses were direct costs of revenue. As discussed above, the costs associated with setting up new locations and the acquisition of Tapped resulted in much of the increase in expenses which reduces our net income during the six months ended June 30, 2018, as compared to the six months ended May 31, 2017.

The Company has one customer, which, for the six months ended June 30, 2018 and May 31, 2017, had sales of $444,833 (£333,191, 11.4% of total revenue) and $349,798 (£274,432, 16.8% of total revenue), respectively. The Company has a contract with the customer that expires in February 2020.

Liquidity and Capital Resources

General

At June 30, 2018, the Company had cash and cash equivalents of $347,641. The Company has historically met its cash needs through a combination of cash flows from operating activities and proceeds from private placements of our securities and loans. The Company plans to continue meeting its cash needs through the same methods used historically.

The Company’s operating activities provided cash of $85,774 for the six months ended June 30, 2018 and used cash of $265,801 for the six months ended May 31, 2017, respectively. The principal elements of cash flow from operations for the six months ended June 30, 2018, included a net loss of $939,467, and an increase in accounts payable of $570,597 and accrued expenses of $926,238, offset primarily by an increase in accounts receivable of $238,126 and an increase in prepaid expenses of $207,096.

Cash used in investing activities during the six months ended June 30, 2018, was $456,610 compared to $564,931 during the six months ended May 31, 2017, which was primarily related in both periods to the acquisition of fixed assets and Tapped.

Cash provided by the Company’s financing activities was $579,127 for the six months ended June 30, 2018, compared to cash provided by financing activities of $938,036 during the six months ended May 31, 2017.

As of June 30, 2018, current liabilities exceeded current assets. Current assets were $1,175,832 at December 31, 2017 and $1,963,603 at June 30, 2018, whereas current liabilities increased from $2,001,715 at December 31, 2017, to $4,011,447 at June 30, 2018.

	For the six months ended
	June 30, 2018	May 31, 2017
Cash provided by (used in) operating activities	$85,774	$(265,801)
Cash used in investing activities	(456,610)	(564,931)
Cash provided by financing activities	579,127	938,036
Net changes to cash	$208,291	$107,304

Going Concern

The Company has a net loss attributable to common shareholders for the six months ended June 30, 2018 of $939,467 and a working capital deficit as of June 30, 2018 of $2,047,845, and has cash provided by operations of $85,774 for the six months ended June 30, 2018. In addition, as of June 30, 2018, the Company had a stockholders’ deficit and accumulated deficit of $1,399,902 and $3,422,375, respectively. Without further funding, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Changes in Accounting Principles. No significant changes in accounting principles were adopted during the period ended June 30, 2018.

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

The Company has primary revenue streams as follows:

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

Date: August 27, 2018	By:	/s/ Ashley Lopez
Ashley Lopez
Principal Executive Officer and Interim Principal Financial Officer

