Form 10-Q
period 2018-09-30
DOCASA Inc.
filed 2018-11-14
CIK 1619055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 333-190067

DOCASA, INC.

(Exact name of Registrant as specified in its charter)

Nevada	47-1405387
(State of incorporation)	(IRS Employer ID Number)

1901 North Roselle Road, Suite 800

Schaumburg, Illinois 60195

(630) 250-2709

(Registrant’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):
Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of November 12, 2018, there were 209,033,239 of common stock, par value $0.001 per share issued, issuable, and outstanding.

DOCASA, INC.

FORM 10-Q

SEPTEMBER 30, 2018

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

DOCASA, INC.

and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash	$1,104,519	$139,350
Accounts receivable	898,438	531,872
Other receivables	-	8,183
Prepaid expenses	551,923	396,041
Inventory	154,888	100,386
Total current assets	2,709,768	1,175,832

Fixed assets, net	3,396,189	1,957,650
Intangible assets, net	165,087	12,559
Other receivables	39,088	40,509
Goodwill	4,399,503	2,185,012
Provisional Deposits	355,158	233,966
Total assets	$11,064,793	$5,605,528

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Notes payable, current portion	$198,118	$171,160
Accounts payable	1,127,956	869,388
Accrued expenses	1,651,069	529,324
Accounts payable to related parties	65,428	65,855
Taxes payable	94,730	120,807
Capital leases obligations, current portion	184,505	209,539
Deferred revenue	31,532	35,642
Total current liabilities	3,353,338	2,001,715
Non-current liabilities:
Notes payable, non-current portion (includes $11,014 and $11,414 to related parties for September 30, 2018 and December 31, 2017, respectively)	245,528	357,095
Capital leases obligations, non-current portion	292,027	370,681
Other long-term liabilities	593,743	1,206
Total long-term liabilities	1,131,298	728,982
Total liabilities	4,484,636	2,730,697

Commitments and contingencies (Note 9)

Shareholders’ deficit:
Common stock, $0.001 par value, 250,000,000 shares authorized, 161,945,114 and 160,012,875 shares issued and outstanding, at September 30, 2018 and December 31, 2017, and 47,087,125 and 47,087,125 conditionally issuable, at September 30, 2018 and December 31, 2017, respectively	209,033	207,100
Additional paid-in capital	2,386,049	758,933
Class A ordinary shares of DEPT-UK (25,000,000 shares authorized, £1 par value, 0 and 243,800 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively)	-	-
Class B ordinary shares of DEPT-UK (10,000,000 shares authorized, £1 par value, 0 and 0 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively)	-	-
Accumulated other comprehensive loss	(587,960)	(301,958)
Accumulated deficit	(4,253,374)	(2,482,908)
Total DOCASA, Inc. shareholders’ deficit	(2,246,252)	(1,818,833)
Non-controlling interest:
Preference shares of DEPT-UK (25,000,000 shares authorized, £1 par value, 6,739,641 and 3,557,796 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively)

	8,826,409	4,693,664
Total liabilities and shareholders’ deficit	$11,064,793	$5,605,528

See accompanying notes to unaudited condensed consolidated financial statements.

DOCASA, INC.

and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the nine months ended
	September 30, 2018	August 31, 2017	September 30, 2018	August 31, 2017

Revenue, net	$2,539,368	$1,179,809	$6,454,111	$3,263,858

Operating expenses
Direct costs of revenue	1,972,504	1,441,275	4,911,631	3,060,349
Professional fees	-	43,994	179,307	127,561
Rent	339,147	146,039	927,624	369,412
Depreciation and amortization	174,739	64,668	348,105	158,522
Property taxes	-	-	10,051	-
Other general and administrative expenses	881,798	516,379	1,833,847	921,140

Operating loss	(828,820)	(1,032,546)	(1,756,454)	(1,373,126)

Other income (expense)
Interest expense	(3,658)	-	(16,797)	-

Loss before provision for income taxes	(832,478)	(1,032,546)	(1,773,251)	(1,373,126)

Provision for income tax	-	-	-	-
Net loss before non-controlling interest	(832,478)	(1,032,546)	(1,773,251)	(1,373,126)
Loss attributable to non-controlling interest	1,480	1,857	2,785	1,204

Net loss attributable to common shareholders	$(830,998)	$(1,030,689)	$(1,770,466)	$(1,371,922)

Foreign currency translation loss	(15,351)	20,035	(286,002)	(26,166)

Total comprehensive loss	$(846,349)	$(1,010,654)	$(2,056,468)	$(1,398,088)

Net loss attributable to common shareholders per share - basic	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares
outstanding - basic	161,945,114	150,036,000	160,932,465	147,100,000

See accompanying notes to unaudited condensed consolidated financial statements.

DOCASA, INC.

and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended
	September 30, 2018	August 31, 2017
Cash flows from operating activities:
Net loss attributable to common shareholders	$(1,770,466)	$(1,367,026)
Adjustments to reconcile net loss before taxes and non-controlling interest to net cash used in operations:
Depreciation and amortization expense	348,105	158,142
Loss on disposal of intangible asset	2,801	-
Other comprehensive income	(286,002)	(26,166)
Bad debt expense	-	423,680
Non-controlling interest gain	2,785	(1,256)
Changes in operating assets and liabilities:
Accounts receivable	(354,743)	(202,048)
Other receivables	9,604	6,888
Prepaid expenses	(69,116)	90,928
Inventory	(11,676)	(8,418)
Prepaid expenses and other assets	-	(32,678)
Deposits	(66,835)	-
Accounts payable	119,266	110,753
Accounts payable to related parties	(427)	(26,151)
Accrued expenses	722,227	(47,755)
Taxes payable	(26,077)	84,001
Deferred revenue	(4,110)	16,359
Other non-current liabilities	232,497	35,297
Net cash used in operating activities	(1,152,168)	(785,450)

Cash flows used in investing activities:
Acquisition of fixed assets	(1,367,203)	(663,975)
Cash paid for Roasted Rituals, net	(22,018)	-
Cash paid for purchase of TimberYard	(260,586)	-
Cash acquired in purchase of Tradewind	(17,527)	-
Net cash used in investing activities	(1,667,334)	(663,975)

Cash flows from (used in) financing activities:
Proceeds from notes payable	270,497	2,938,650
Payment on capital leases	(103,688)	(57,986)
Proceeds from issuance of preference shares	4,018,899	638,037
Payments on notes payable	(401,037)	(2,067,013)
Net cash provided by financing activities	3,784,671	1,451,688

Net increase in cash	965,169	2,263
Cash at beginning of period	139,350	91,137

Cash at end of period	$1,104,519	$93,400

DOCASA, INC.

and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended
	September 30, 2018	August 31, 2017
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,850	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Issuance of preference shares for liabilities	$111,061	$592,089
Capital lease additions	$58,668	$-
Fair value of shares issued for acquisition	$1,629,049	$-
Contingent consideration for acquisitions	$360,040	$-
Fixed asset additions by capital leases	$-	$357,967
Payment of services by third party	$-	$402,592
Issuance of note payable for treasury stock	$-	$320,000
Assets and liabilities assumed, net	$-	$46,359
Treasury stock acquired	$-	$(115,000)
Issuance of common stock for acquisition	$-	$110,000
Issuable common stock for contribution	$-	$(300)
Assets and liabilities acquired in acquisitions
Accounts receivable	$11,823	$-
Prepaid expenses	$86,766	$-
Inventory	$42,826	$-
Deposits	$54,357	$-
Accounts payable	$(250,365)	$-
Accrued expenses	$(352,290)	$-
Acquisition of fixed assets	$359,754	$-
Acquisition of intangible assets	$156,348	$-
Notes payable assumed	$(45,931)	$-
Goodwill	$2,214,491	$-

See accompanying notes to unaudited condensed consolidated financial statements.

DOCASA, INC.

and Subsidiaries

Notes to Consolidated Condensed Financial Statements

September 30, 2018

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

On July 8, 2016, the Company experienced a change in control. Atlantik LP (“Atlantik”), a related party, acquired a majority of the issued and outstanding common stock of the Company in accordance with a stock purchase agreement by and between Atlantik and Nami Shams (the “Seller”). On the closing date, July 8, 2016, pursuant to the terms of the stock purchase agreement, Atlantik purchased from the Seller 115,000,000 shares of the Company’s outstanding restricted common stock for $200,000, representing 76.1% of the Company’s outstanding common stock at that time.

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

DEPT-UK formed a wholly-owned subsidiary, Department of Coffee and Internal Affairs Limited (“DCIA”), on September 11, 2014, as filed with the Registrar of Companies for England and Wales. As of September 30, 2018, DCIA has had no operations or activity.

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

Effective October 29, 2018, majority of the shareholders of the Company approved the following changes to the Company’s Articles of Incorporation:

Name Change from “DOCASA, Inc.” to “The Coffeesmiths Collective, Inc.”

On October 29, 2018, the majority of the shareholders of the Company approved the amendment to the Articles of Incorporation to change the Company’s name from “DOCASA, Inc.” to “The Coffeesmiths Collective, Inc.” The purpose of the name change will help further our brand identity and will reflect the major focus of our business operations as a specialty coffee company. The filing of the name change with the state of Nevada was completed and effected as of October 29, 2018. The Company filed with FINRA for a name change and symbol change on November 1, 2018.

Nature of Operations

We are in the specialty coffee industry, specifically with company-operated stores. The Company generates revenue through sales at twenty-eight existing company-operated coffee shop locations in the UK, with three more locations in the US. Similar to other leading operators, we sell our proprietary coffee and related products, and complementary food and snacks.

Principles of Consolidation

The consolidated financial statements include the accounts of DOCASA and its subsidiaries, DEPT-UK, DCIA, DEPT-IL and DEPT-UK’s subsidiaries, Tapped, Bea’s, Roasted Rituals, Tradewind, and DEPT-UKWS. All significant inter-company balances and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of DOCASA have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and done under §240.13(a) of the Securities Act. The results of operations for the interim period ended September 30, 2018 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2018. In the opinion of the Company’s management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments, unless otherwise indicated) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company’s Form 10-K for the year ended August 31, 2017, filed on December 18, 2017 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Change in Fiscal Year

On February 23, 2018, the Board of Directors of the Company determined to change the Company’s fiscal year end to December 31st from August 31st. The Company believes this change will benefit the Company by aligning its reporting periods to be more consistent with peer coffee companies.

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

Accounts Receivable

Accounts receivable consisted of amounts due from customers primarily for management fees. The Company considered accounts more than 30 days old to be past due. The Company used the allowance method for recognizing bad debts. When an account was deemed uncollectible, it was written off against the allowance. The Company generally does not require collateral for its accounts receivable. Management has not recorded an allowance for doubtful accounts as of September 30, 2018 or December 31, 2017.

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

Advertising

Advertising is expensed as incurred and is included in other general and administrative expenses on the accompanying condensed consolidated statement of operations. For the nine months ended September 30, 2018 and August 31, 2017 advertising expense was $0 and $8,137, respectively.

Income Taxes

The Company adopted the provisions of ASC 740, “Income Taxes.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying condensed consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of September 30, 2018, tax years 2014 - 2017 remain open for IRS audit and tax years 2015–2017 remain open for HM Revenue & Customs (“HMRC”) audit. The Company has received no notice of audit from the IRS or HMRC for any of the open tax years.

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings Per Share,” basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common stock shares outstanding during the period. The Company does not currently have any potential dilutive securities outstanding as of September 30, 2018 and August 31, 2017.

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

Comprehensive Loss

The Company reports comprehensive loss and its components in its consolidated financial statements. Comprehensive loss consists of net loss on foreign currency translation adjustments affecting stockholders’ equity that, under U.S. GAAP, are excluded from net loss. As of September 30, 2018, the exchange rate between U.S. Dollars and British Pounds was US$1.30 = £1.00, and the weighted average exchange rate for the nine months ended September 30, 2018 was US$1.33 = £1.00. As of December 31, 2017, the exchange rate between U.S. Dollars and British Pounds was US$1.35 = £1.00.

Going Concern

The Company had net loss attributable to common shareholders for the nine months ended September 30, 2018 of $1,770,466 and a working capital deficit as of September 30, 2018 of $643,570, and has cash used in operations of $1,152,168 for the nine months ended September 30, 2018. In addition, as of September 30, 2018, the Company had a stockholders’ deficit and accumulated deficit of $2,246,252 and $4,253,374, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards and updates as issued. No new standards or updates had any material effect on these financial statements. The accounting pronouncements and updates issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these financial statements. Management does believe that some of the subsequent pronouncements will have a material effect on these financial statements as presented and does not anticipate the need for any future restatement of these financial statements because of the retro-active application of any accounting pronouncements issued subsequent to September 30, 2018 through the date these financial statements were issued.

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

NOTE 2 – ACQUISITIONS

Acquisition of Tapped and Packed Ltd

On November 1, 2017, DEPT-UK entered into an acquisition agreement (the “Tapped Acquisition Agreement”) with Tapped, a United Kingdom corporation. Richard Lilley, an individual (“Lilley”), was the owner of record of 100 capital shares of Tapped. Pursuant to the Tapped Acquisition Agreement, Tapped stock was transferred to DEPT-UK on November 1, 2017, in consideration of £175,000 and 1,546,875 shares of common stock of the Company. The £175,000 was paid in October 2017 as a prepayment to the completion date of November 1, 2017. Stefan Allesch-Taylor (“Allesch-Taylor”), Chairman of the Company, utilized his personally owned shares of common stock of the Company, and assigned the 1,546,875 shares (the “Allesch-Taylor Shares”) from his ownership to Lilley. In exchange for the use of the Allesch-Taylor Shares, which were provisionally valued at $1,918,125 (“Provisional Share Compensation Value”), the Board of Directors issued Allesch-Taylor 1,325,000 Preference Shares of DEPT-UK. The Provisional Share Compensation Value was determined by the previous day’s closing price of $1.24 per share. The Company’s common stock is thinly-traded and an insignificant amount of stock traded has historically caused significant fluctuations in the price per share of the Company’s common stock. The Company will utilize an independent third-party business valuation to determine the value of Tapped, as well as get an independent valuation of the Company’s common stock as of the date of the transaction. Management believes that the separate valuations will determine a fair and reasonable valuation thereby reducing the provisional goodwill recorded, as of September 30, 2018, of $2,185,012. The Allesch-Taylor Shares of common stock were assigned to Lilley on or about October 19, 2017 and were released in accordance to the agreement. See Notes 1, 7 and 8. Also in connection with the Tapped Acquisition Agreement, Gill and Lopez were appointed to serve on Tapped’s Board of Directors.

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

The revenue and net loss for Tapped, as reflected in the unaudited condensed consolidated statement of operations, for the nine months ended September 30, 2018, to reflect the current period, was $1,472,570 and $103,940, respectively.

Acquisition of Bea’s of Bloomsbury Limited

On May 23, 2018, DEPT-UK entered into an acquisition agreement (the “Bea’s Acquisition Agreement”) with Bea’s, a United Kingdom corporation. Pursuant to the Bea’s Acquisition Agreement, Bea’s stock was transferred to DEPT-UK on May 23, 2018, in consideration of 1,933,239 shares of common stock of the Company. The Company’s common stock was valued at $0.84 therefore the Company recorded the value of $1,623,921. Management recorded a provisional goodwill, as of September 30, 2018, of $1,698,321, which is attributable to common synergies, the workforce, and may be adjusted based on management’s final determination of the fair value of the assets and liabilities acquired. See Notes 1, 7 and 8.

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

The revenue and loss for Bea’s, as reflected in the unaudited condensed consolidated statement of operations, for the nine months ended September 30, 2018, to reflect the current period, was $856,176 and $210,099, respectively, and for the nine months ended August 31, 2017, the historical financial statements are unavailable.

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

The revenue and income for Roasted Rituals, as reflected in the unaudited condensed consolidated statement of operations, for the nine months ended September 30, 2018, to reflect the current period, was $54,198 and $9,121, respectively, and for the nine months ended August 31, 2017, the financial statements are unavailable.

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

The revenue and loss for Tradewinds, as reflected in the unaudited condensed consolidated statement of operations, for the nine months ended September 30, 2018, to reflect the current period, was $159,080 and $4,721, respectively, and for the nine months ended August 31, 2017, the financial statements were unavailable.

Acquisition of Timberyard Limited

On September 4, 2018, DEPT-UK entered into an asset sale agreement (the “Timberyard Asset Sale Agreement”) with the Joint Administrators of Timberyard Limited (“Timberyard”). Pursuant to the Timberyard Asset Sale Agreement, certain assets of Timberyard were transferred to DEPT-UK on September 4, 2018, in consideration of £250,000. The £250,000 is to be paid in two tranches; £200,000 at closing, £50,000 no later than twelve calendar months after the closing date. Management has calculated provisional goodwill of $78,178, which is attributable to common synergies, the workforce, and may be adjusted based on management’s final determination of the fair value of the assets acquired.

The following table summarizes the consideration given by DEPT-UK and the provisional fair values of the assets assumed at the acquisition date.

Consideration given:
Cash given	$260,584
Accrued consideration	65,147
Total consideration given	$325,731

Fair value of identifiable assets acquired, and liabilities assumed:

Plant and machinery	$19,544
Inventory	6,515
Intangible assets	156,348
Goodwill	143,324
Total consideration	$325,731

The revenue and loss for the assets of Timberyard, as reflected in the unaudited condensed consolidated statement of operations, for the nine months ended September 30, 2018, to reflect the current period, was $75,505 and $10,425, respectively, and for the nine months ended August 31, 2017, the financial statements were unavailable.

Pro-Forma Financial Information

The following unaudited pro-forma data summarizes the result of the operations for the nine months ended September 30, 2018 and August 31, 2017, as if the acquisition of Bea’s, Roasted Rituals, Tradewind and TimberYard had been completed on January 1, 2018 and September 1, 2016, respectively, which was the beginning of the Company’s previous adjusted fiscal year (for comparison purposes) prior to the change to a calendar year end in March 2018. The pro-forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place on September 1, 2016.

	For the Nine months Ended September 30, 2018
				Roasted			Pro-forma
	DOCASA	Tapped	Bea’s	Rituals	Tradewind	TimberYard	Adjustments	Totals
Revenue, net	$4,236,465	$1,472,570	$1,537,172	$105,185	$307,368	$393,926	$-	$8,052,686
Operating expenses	5,483,838	1,576,510	1,991,685	100,134	311,962	369,470	-	9,833,599
Income (loss) from operations	(1,247,373)	(103,940)	(454,513)	5,051	(4,594)	24,456	-	(1,780,913)
Other income (expense)	(16,474)	-	(323)	-	-	-	-	(16,797)
Loss before income taxes	(1,263,847)	(103,940)	(454,836)	5,051	(4,594)		-	(1,797,710)
Net loss attributable to common shareholders	$(1,263,847)	$(103,940)	$(454,836)	$5,051	$(4,594)		$-	$(1,797,710)
Net loss per common share - basic	$(0.01)					24,456		$(0.01)
Weighted average number of common shares outstanding during the period - basic	161,945,114					24,456		161,945,114

	For the Nine months Ended September 30, 2017
				Roasted			Pro-forma
	DOCASA	Tapped	Bea’s	Rituals	Tradewind	TimberYard	Adjustments	Totals
Revenue, net	$3,263,858	$1,490,668	$1,606,587	$136,834	$297,544	-	$-	$6,795,491
Operating expenses	4,666,563	1,226,267	1,837,858	96,084	305,562	-	-	8,132,334
Loss from operations	(1,402,705)	264,401	(231,271)	40,750	(8,018)	-	-	(1,336,843)
Other income (expense)	2,448	-	-	-	-	-	-	2,448
Loss before income taxes	(1,400,257)	264,401	(231,271)	40,750	(8,018)	-	-	(1,334,395)
Net loss attributable to common shareholders	$(1,400,257)	$264,401	$(231,271)	$40,750	$(8,018)	-	$-	$(1,334,395)
Net loss per common share - basic	$(0.01)					-		$(0.01)
Weighted average number of common shares outstanding during the period - basic	150,036,000					-		150,036,000

NOTE 3 – INVENTORY

The Company has inventory of various items used for the sale of coffee and complementary products. As of September 30, 2018, and December 31, 2017, the Company had inventory of $154,888 and $100,386, respectively. The Company accounts for its inventory using the lower of cost or market and the cost of sales are recorded utilizing the first in first out (“FIFO”) method.

The inventory is as follows:

	September 30, 2018	December 31, 2017
Consumable products	$59,432	$37,750
Cold brew	1,117	7,119
Retail products	21,213	18,725
Food and drinks	73,126	36,792
Total inventory	$154,888	$100,386

NOTE 4 – FIXED ASSETS

The Company has fixed assets including computer equipment, office equipment, site equipment and machinery, site fit out costs, site furniture, fixtures and fittings.

The depreciation expense for the nine months ended September 30, 2018 and August 31, 2017, was $347,087 and $152,666, respectively. The variance between the expense and the increase in accumulated depreciation is due to timing of the currency translation calculation.

NOTE 5 – INTANGIBLE ASSETS

Website Development

The Company has intangible assets related to website development. The amortization of the intangible assets is over a three-year period.

The amortization expense for the nine months ended September 30, 2018 and August 31, 2017, was $1,018 and $5,856, respectively. The variance between the expense and the increase in accumulated amortization is due to timing of the currency translation calculation.

Goodwill

The Company has goodwill related to the acquisitions of Tapped, Bea’s, Tradewind, Roasted Rituals and TimberYard. The Company has not determined the deductibility of goodwill for tax purposes. As of September 30, 2018, the Company has $4,399,503 of goodwill, as allocated below:

Balance, December 31, 2017	$2,185,012
Acquisitions	2,214,491
Balance, September 30, 2018	$4,399,503

NOTE 6 – NOTES PAYABLE

The Company has notes payable as of September 30, 2018 and December 31, 2017, are as follows:

Notes payable - current

	September 30, 2018			December 31, 2017
		Accrued			Accrued
	Principal	Interest	Total	Principal	Interest	Total
Arch Investments	$2,194	$-	$2,194	$2,194	$-	$2,194
Arch Investments	5,067	-	5,067	5,067	-	5,067
Arch Investments	5,065	-	5,065	5,065	-	5,065
Arch Investments	15,873	-	15,873	15,873	-	15,873
Arch Investments	4,349	-	4,349	4,349	-	4,349
HSBC	138,685	-	138,685	111,970	-	111,970
HSBC	26,885	-	26,885	26,642	-	26,642
Total	$198,118	$-	$198,118	$171,160	$-	$171,160

Notes payable - non-current

	September 30, 2018			December 31, 2017
		Accrued			Accrued
	Principal	Interest	Total	Principal	Interest	Total
Deij Capital Limited (1)	$11,014	$-	$11,014	$11,414	$-	$11,414
HSBC	189,115	-	189,115	280,011	-	280,011
HSBC	45,399	-	45,399	65,670	-	65,670
Total	$245,528	$-	$245,528	$357,095	$-	$357,095

(1) Related party

On July 1, 2014, DEPT-UK entered into a business loan with Deij Capital Limited (“Deij Capital”), a related party in which Gill is the director and owner. The loan is for 3 years, with an interest rate of 0%. The note has been extended to July 1, 2019. The imputed interest is deemed immaterial as of September 30, 2018. The facility loan was for $171,437 (£100,000) to be drawn down as and when required. On September 30, 2016, Deij Capital converted the balance due of $179,534 (£135,464) into 135,464 shares of Preference Shares. On May 31, 2017, Deij Capital converted of the balance due $63,990 (£51,500) into 51,500 shares of Preference Shares. The outstanding principal as of September 30, 2018 and December 31, 2017 was $11,014 (£8,454) and $11,414 (£8,454), respectively. The accrued interest as of September 30, 2018 and December 31, 2017, was $0 (£0) and $0 (£0), respectively. On October 1, 2018, Deij Capital forgave this business loan (see Notes 7 and 13).

On July 31, 2014, DOCASA executed a promissory note for $2,194 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and is non-interest bearing. The imputed interest is deemed immaterial as of September 30, 2018. As of September 30, 2018, and December 31, 2017, the principal was $2,194. This note was acquired by Arch Investments, LLC.

On April 30, 2015, DOCASA executed a promissory note for $5,067 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and is non-interest bearing. On July 20, 2016, Arch Investments, LLC acquired this promissory note due to Nami Shams. The imputed interest is deemed immaterial as of September 30, 2018. As of September 30, 2018, and December 31, 2017, the principal was $5,067.

On July 31, 2015, DOCASA executed a promissory note for $5,065 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and is non-interest bearing. The imputed interest is deemed immaterial as of September 30, 2018. As of September 30, 2018, and December 31, 2017, the principal was $5,065. This note was acquired by Arch Investments, LLC.

On October 31, 2015, DOCASA executed a promissory note for $15,873 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and is non-interest bearing. The imputed interest is deemed immaterial as of September 30, 2018. As of September 30, 2018, and December 31, 2017, the principal was $15,873. This note was acquired by Arch Investments, LLC.

On January 31, 2016, DOCASA executed a promissory note for $4,349 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and is non-interest bearing. The imputed interest is deemed immaterial as of September 30, 2018. As of September 30, 2018, and December 31, 2017, the principal was $4,349. This note was acquired by Arch Investments, LLC.

On July 28, 2016, DEPT-UK entered into a business loan with HSBC. The loan is a development loan drawn down against development invoices. The loan is for four years, with an interest rate of 4.5% over the Bank of England base rate. The loan repayment is monthly, interest-only payments for the first nine months followed by monthly repayments of principal and interest over the remaining forty-two months. The loan was for $437,992 (£352,500) with an initial $115,767 (£93,178) drawn. The outstanding principal and accrued interest as of September 30, 2018, and December 31, 2017, was $324,800 (£249,846) and $391,981 (£290,294), respectively. As of September 30, 2018, the current portion was $138,685 and the non-current portion was $189,115.

On September 8, 2016, Tapped, prior to being acquired by DEPT-UK, entered into a business loan with HSBC. The loan is for five years, with an interest rate of 5.51%. The loan was for £90,000. The outstanding principal as of September 30, 2018, and December 31, 2017, was $72,284 and $92,312, respectively. As of September 30, 2018, the current portion was $26,885 and the non-current portion was $45,399.

NOTE 7 – RELATED PARTIES TRANSACTIONS

For the nine months ended September 30, 2018 and August 31, 2017, the Company purchased $92,067 (£70,821) and $154,648 (£120,007), respectively, of cakes from Dee Light Bakery Limited (“Dee Light”), a company which Gill, the vice chairman of the Company, was a 50% shareholder (until November 2016). As of September 30, 2018, and December 31, 2017, the Company owed Dee Light $34,889 (£26,838) and $82,259 (£63,833), respectively.

For the nine months ended September 30, 2018 and August 31, 2017, the Company made sales or advances of $478,405 and $389,456, respectively, to The Roastery Department Ltd. (“The Roastery Department”) and made purchases from it of £217,709 and £176,967 for the nine months ended September 30, 2018 and August 31, 2017, respectively. As of September 30, 2018, and December 31, 2017, the Company both has receivables and payables from The Roastery Department, which netted as receivables of $615,698 (£472,553) and $406,658 (£312,113), respectively. Gill, the Company’s vice chairman, and Ashley Lopez (“Lopez”), the Company’s chief executive officer, were both unpaid directors of The Roastery Department until they resigned on December 1, 2016. The Company, when purchasing products from The Roastery Department, was provided a discount due to the strategic relationship between the two parties which provided the Company its purchases at cost.

As of September 30, 2018, and December 31, 2017, the Company owed Allesch-Taylor, the Company’s chairman, payables of $36,981 (£28,383) and $36,729 (£29,383), respectively.

As of September 30, 2018, and December 31, 2017, the Company owed Lopez, the Company’s chief executive officer, payables of $28,448 and $14,613, respectively.

As of September 30, 2018, and December 31, 2017, the Company owed Deij Capital, a company in which Gill, the deputy chairman of the Company, is the director and owner, notes payable of $11,014 (£8,454) and $11,414 (£8,454), respectively. On October 1, 2018, Deij Capital forgave this business loan (see Notes 6 and 13).

The Company has an employment agreement with Lopez, our CEO, and did have a consulting agreement with Clearbrook Capital Partners LLP (“Clearbrook”), an entity where Kazi Shahid, our former CFO, was a partner and also served as CFO. Allesch-Taylor is a director of Clearbrook. The agreement with Clearbrook was terminated on March 15, 2017.

On September 30, 2018, DEPT-UK acquired certain assets (the “Dee Light Asset Sale Agreement”) with Dee Light. Pursuant to the Dee Light Asset Sale Agreement, certain assets of Dee Light were transferred to DEPT-UK on September 30, 2018, in consideration of $187,620 (£144,000).

The above related party transactions are not considered as arm’s length transactions.

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

As of September 30, 2018, the Company has not granted any stock options and has not recorded any stock-based compensation.

Preference Shares and Non-Controlling Interest

The Articles of Association of DEPT-UK, pursuant to the Companies Act 2006, authorized DEPT-UK to issue up to 25,000,000 preference shares, par value £1.00 per share (such subsidiary preference shares referred to herein as “Preference Shares”). Such Preference Shares have no votes and limited distribution rights. Subject to the provisions of the Companies Act 2006, DEPT-UK shall have the right pursuant to Section 687-688 of the Companies Act 2006 to redeem at par the whole or any part of the Preference Shares at any time or times after the date of issue of the said Preference Shares upon giving to DEPT-UK not less than three months’ previous notice in writing. The Preference Shares, at the discretion of the Board of Director of DEPT-UK, can be purchased at the value they were issued or can be converted into contributed capital. The Preference Shares are accounted for as non-controlling interest. As of September 30, 2018, and December 31, 2017, 6,739,641 and 3,557,796 shares were outstanding, respectively. Of the outstanding shares, 1,603,460 and 1,708,209 were issued to related parties, as of September 30, 2018, and December 31, 2017, respectively.

DEPT-UK has a non-controlling interest of 0.2%. For the nine months ended September 30, 2018, the Company had a non-controlling interest of $2,785. For the nine months ended August 31, 2017, the Company had a non-controlling interest of $1,204.

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

During the three months ended September 30, 2018, 2,420,000 Preference Shares were issued for contributions of $3,157,259 to DEPT-UK.

Acquisition of Tapped and Packed Ltd

On November 1, 2017, DEPT-UK entered into the Tapped Acquisition Agreement with Tapped, a United Kingdom corporation. See Note 2.

The dollar amount of Preference Shares, as recorded, were recorded to non-controlling interest as part of consolidation.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of November 14, 2018, there were no pending or threatened lawsuits.

Lease Commitment

We lease office space in Schaumburg, Illinois, pursuant to a lease that is monthly. This facility serves as our corporate office.

Future minimum lease payments under leases with the various subsidiaries, are as follows:

2018	$515,527
2019	2,106,335
2020	1,973,781
2021	1,703,832
2022	1,321,706
Future	5,012,260
Total	$12,633,441

Note: The above table will change in each future filing due to currency translation as applicable.

DEPT-UK has 18 leases, of which one is for the UK administrative office, and 17 operational leases. The Company has two leases in the United States for DEPT-IL. Various leases have break out dates prior to expiration.

The Company is a primary leaseholder on one lease which it has subleased to the Roastery and is responsible for the monthly payments which approximate $292 (£221).

Rent expense for the nine months ended September 30, 2018 and August 31, 2017, was $927,624 and $367,461, respectively.

NOTE 10 – CONCENTRATIONS

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

The Company places its temporary cash investments with financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) for the United States and the Financial Services Compensation Scheme (“FSCS”) for the United Kingdom. No amounts exceeded federally insured limits as of September 30, 2018. There have been no losses in these accounts through September 30, 2018.

Concentration of Customer

The Company has one customer, which, for the nine months ended September 30, 2018 and August 31, 2017, had sales of $391,705 (£295,358, 6.1% of total revenue) and $456,189 (£347,580, 14.0% of total revenue), respectively. The Company has a contract with the customer that expires in February 2020.

NOTE 11 – REVENUE CLASSES

Selected financial information for the Company’s operating revenue classes are as follows:

Revenues:	For the nine months ended		For the nine months ended
	September 30, 2018		August 31, 2017
Coffee and complementary food products	$5,889,473	£4,530,364	$2,864,544	£2,226,099
Coffee school	6,874	5,183	7,045	5,475
Management fees	557,764	420,573	392,269	304,841
Total	$6,454,111	£4,956,120	$3,263,858	£2,536,415

Direct costs of revenue:	For the nine months ended		For the nine months ended
	September 30, 2018		August 31, 2017
Coffee and complementary food products	$4,753,121	£3,656,247	$2,990,374	£2,336,230
Coffee school	1,930	1,508	1,235	965
Management fees	156,580	122,328	68,740	53,703
Total	$4,911,631	£3,780,083	$3,060,349	£2,390,898

The acquisition of Tapped, effective November 1, 2017, is reflective in 2018 for the nine months. The acquisition of Bea’s, Tradewind, Roasted Ritual in May 2018, June 2018 and June 2018, respectively, are not significant.

NOTE 12 – CAPITAL LEASE OBLIGATIONS

The Company leases various assets under capital lease. As of September 30, 2018, and December 31, 2017, capital lease obligations consisted of the following:

	September 30, 2018	December 31, 2017
Computer equipment	$29,206	$32,429
Office equipment	60,360	49,429
Site equipment and machinery	83,596	45,134
Site fit out costs	111,932	206,750
Site furniture, fixtures and fittings	61,439	96,539
Total fixed assets	346,533	430,281
Less: Accumulated depreciation	75,358	137,689
Fixed assets, net	$271,175	$292,592

Aggregate future minimum rentals under capital leases are as follows:

2018	$184,505
2019	111,336
2020	63,781
2021	17,220
2022	3,106
Future	-
Total	379,948
Less: Interest	96,584
Present value of minimum lease payments	476,532
Less: Current portion of capital lease obligations	184,505
Capital lease obligations, net of current portion	$292,027

Note: The above schedule reflects only items that have payments associated with them.

NOTE 13 – SUBSEQUENT EVENTS

Management has reviewed and evaluated subsequent events through the date on which the current financial statements were available to be issued and did not have any material recognizable subsequent events after September 30, 2018 except as follows.

On October 1, 2018, Deij Capital forgave the business loan dated July 1, 2014 which had a principal balance of $11,164 as of September 30, 2018. See Notes 6 and 7.

On October 4, 2018, DEPT-UK executed a Share Purchase Agreement with Charlie Stead for the acquisition of Crazy Fox Espresso Bar Limited, for $39,226 (£30,139). A pro-forma is unavailable until a later date when the financials are finalized.

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

On July 8, 2016, the Company experienced a change in control. Atlantik LP (“Atlantik”) acquired a majority of the issued and outstanding common stock of the Company in accordance with a stock purchase agreement by and between Atlantik and Nami Shams (the “Seller”). On the closing date, July 8, 2016, pursuant to the terms of the stock purchase agreement, Atlantik purchased from the Seller 115,000,000 shares of the Company’s outstanding restricted common stock for $200,000, representing 76.1% of the Company’s outstanding common stock at that time.

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

Results of Operations

For the Three Months Ended September 30, 2018 and August 31, 2017

Revenue

For the three months ended September 30, 2018, the Company had $2,539,368 of revenue, compared to $1,179,809 for the three months ended August 31, 2017. Revenue in U.S. Dollars increased by 115%, as a result of multiple new coffee shop locations being in service during the three months ended September 30, 2018, as well as the effect of the acquisitions of Tapped, Bea’s, Roasted Rituals and Tradewind, as compared to the three months ended August 31, 2017. In the three months ended September 30, 2018, the Company had 31 coffee shop locations in operation, with four of the shops being acquired in the acquisition of Tapped, five of the shops being acquired in the acquisition of Bea’s, and one shop each in the acquisitions of Tradewind and Roasted Rituals. Coffee shops opened in the prior year performed within management’s expectations for the three months ended September 30, 2018. Company revenues, by revenue class, are as follows:

Revenues:	For the three months ended		For the three months ended
	September 30, 2018		August 31, 2017
Coffee and complementary food products	$2,351,031	£1,810,680	$1,037,619	£810,640
Coffee school	88	67	139	109
Management fees	188,249	142,613	142,051	110,977
Total	$2,539,368	£1,953,360	$1,179,809	£921,726

Operating Expenses

Direct costs of Revenue

For the three months ended September 30, 2018, direct costs of revenue were $1,972,504 compared to $1,441,275 for the three months ended August 31, 2017. Direct costs of revenue reflect an increase of $531,229, or 37% in direct costs of revenue. The increase is primarily due to the acquisition of Tapped and new shops.

Direct costs of revenue:	For the three months ended		For the three months ended
	September 30, 2018		August 31, 2017
Coffee and complementary food products	$1,928,137	£1,482,649	$1,430,387	£1,083,627
Coffee school	822	642	677	513
Management fees	43,545	34,020	10,211	7,736
Total	$1,972,504	£1,517,311	$1,441,275	£1,091,876

General and Administrative Expenses

For the three months ended September 30, 2018, general and administrative expenses were $1,395,684 compared to $771,080 for the three months ended August 31, 2017, or an increase of $624,604. The expenses for the three months ended September 30, 2018, were as follows: rent, $339,147; depreciation and amortization, $174,739; and other, $881,798. The expenses for the three months ended August 31, 2017, were as follows: professional fees, $43,994; rent, $146,039; depreciation and amortization, $64,668; and other, $516,379. The increase in general and administrative expenses during the three months ended September 30, 2018, as compared to August 31, 2017, are primarily a result of the increase in operating expenses associated with opening new coffee shop locations and the acquisition of Tapped and other shops.

Net Loss

The Company generated net loss before taxes and non-controlling interest of $832,478 for the three months ended September 30, 2018, compared to net loss before taxes and non-controlling interest of $1,032,546 for the three months ended August 31, 2017. For both comparative periods, the Company’s primary expenses were direct costs of revenue. As discussed above, the costs associated with setting up new locations and the acquisition of Tapped resulted in much of the increase in expenses which reduces our net loss during the three months ended September 30, 2018, as compared to the three months ended August 31, 2017.

For the Nine months Ended September 30, 2018 and August 31, 2017

Revenue

For the nine months ended September 30, 2018, the Company had $6,454,111 of revenue, compared to $3,263,858 for the nine months ended August 31, 2017. Revenue in U.S. Dollars increased by 98%, as a result of multiple new coffee shop locations being in service during the nine months ended September 30, 2018, as well as the effect of the acquisitions of Tapped, Bea’s, Roasted Rituals, Tradewind and TimberYard, as compared to the nine months ended August 31, 2017. In the nine months ended September 30, 2018, the Company had 31 coffee shop locations in operation, with four of the shops being acquired in the acquisition of Tapped, five of the shops being acquired in the acquisition of Bea’s, and one shop each in the acquisitions of Tradewind and Roasted Rituals and two shops for TimberYard. The revenue for the nine months ended September 30, 2018 for Tapped was $1,472,570. The revenues for Bea’s was $856,176 for approximately 132 days. Additionally, coffee shops opened in the prior year performed within management’s expectations for the nine months ended September 30, 2018. Company revenues, by revenue class, are as follows:

Revenues:	For the nine months ended		For the nine months ended
	September 30, 2018		August 31, 2017
Coffee and complementary food products	$5,889,473	£4,530,364	$2,864,544	£2,226,099
Coffee school	6,874	5,183	7,045	5,475
Management fees	557,764	420,573	392,269	304,841
Total	$6,454,111	£4,956,120	$3,263,858	£2,536,415

Operating Expenses

Direct costs of Revenue

For the nine months ended September 30, 2018, direct costs of revenue were $4,911,631 compared to $3,060,349 for the nine months ended August 31, 2017. Direct costs of revenue reflect an increase of $1,851,282, or 60% in direct costs of revenue. The increase is primarily due to the acquisition of Tapped and new shops.

Direct costs of revenue:	For the nine months ended		For the nine months ended
	September 30, 2018		August 31, 2017
Coffee and complementary food products	$4,753,121	£3,656,247	$2,990,374	£2,336,230
Coffee school	1,930	1,508	1,235	965
Management fees	156,580	122,328	68,740	53,703
Total	$4,911,631	£3,780,083	$3,060,349	£2,390,898

General and Administrative Expenses

For the nine months ended September 30, 2018, general and administrative expenses were $3,298,934 compared to $1,576,635 for the nine months ended August 31, 2017, or an increase of $1,722,299. The expenses for the nine months ended September 30, 2018, were as follows: professional fees, $179,307; rent, $927,624; depreciation and amortization, $348,105; property taxes, $10,051; and other, $1,833,847. The expenses for the nine months ended August 31, 2017, were as follows: professional fees, $127,561; rent, $369,412; depreciation and amortization, $158,522; and other, $921,140. The increase in general and administrative expenses during the nine months ended September 30, 2018, as compared to August 31, 2017, are primarily a result of the increase in operating expenses associated with opening new coffee shop locations and the acquisition of Tapped.

Net Loss

The Company generated net loss before taxes and non-controlling interest of $1,773,251 for the nine months ended September 30, 2018, compared to net loss before taxes and non-controlling interest of $1,373,126 for the nine months ended August 31, 2017. For both comparative periods, the Company’s primary expenses were direct costs of revenue. As discussed above, the costs associated with setting up new locations and the acquisition of Tapped resulted in much of the increase in expenses which reduces our net income during the nine months ended September 30, 2018, as compared to the nine months ended August 31, 2017.

The Company has one customer, which, for the nine months ended September 30, 2018 and August 31, 2017, had sales of $391,705 (£295,358, 6.1% of total revenue) and $456,189 (£347,580, 14.0% of total revenue), respectively. The Company has a contract with the customer that expires in February 2020.

Liquidity and Capital Resources

General

At September 30, 2018, the Company had cash and cash equivalents of $1,104,519. The Company has historically met its cash needs through a combination of cash flows from operating activities and proceeds from private placements of our securities and loans. The Company plans to continue meeting its cash needs through the same methods used historically.

The Company’s operating activities used cash of $1,152,168 for the nine months ended September 30, 2018 and used cash of $785,450 for the nine months ended August 31, 2017, respectively. The principal elements of cash flow from operations for the nine months ended September 30, 2018, included a net loss attributable to common shareholders of $1,770,466, and an increase in accounts payable of $119,265 and accrued expenses of $722,227, offset primarily by an increase in accounts receivable of $354,743 and an increase in prepaid expenses of $69,116.

Cash used in investing activities during the nine months ended September 30, 2018, was $1,667,334 compared to $663,975 during the nine months ended May 31, 2017, which was primarily related in both periods to the acquisition of fixed assets and Tapped. For the period ended September 30, 2018, the acquisitions of Roasted Rituals, Tradewind and TimberYard were reflected.

Cash provided by the Company’s financing activities was $3,784,671 for the nine months ended September 30, 2018, compared to cash provided by financing activities of $1,451,688 during the nine months ended August 31, 2017.

As of September 30, 2018, current liabilities exceeded current assets. Current assets were $1,175,832 at December 31, 2017 and $2,709,768 at September 30, 2018, whereas current liabilities increased from $2,001,715 at December 31, 2017, to $3,353,338 at September 30, 2018.

	For the nine months ended
	September 30, 2018	August 31, 2017
Cash used in operating activities	$(1,152,168)	$(785,450)
Cash used in investing activities	(1,667,334)	(663,975)
Cash provided by financing activities	3,784,671	1,451,688
Net changes to cash	$965,169	$2,263

Going Concern

The Company has a net loss attributable to common shareholders for the nine months ended September 30, 2018 of $1,770,466 and a working capital deficit as of September 30, 2018 of $643,570, and has cash used in operations of $1,152,168 for the nine months ended September 30, 2018. In addition, as of September 30, 2018, the Company had a stockholders’ deficit and accumulated deficit of $2,246,252 and $4,253,374, respectively. Without further funding, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Changes in Accounting Principles. No significant changes in accounting principles were adopted during the period ended September 30, 2018.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

In August 2018, the Company changed its transfer agent to Action Stock Transfer Corporation, located at 2469 E. Fort Union Boulevard, Suite 214, Salt Lake City, Utah 84121,

Item 6. Exhibits

Number	Description

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1, filed on July 22, 2013)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1, filed on July 22, 2013)
3.3	Certificate of Amendment, Change of Name (incorporated by reference to our Current Report on Form 8-K filed on August 16, 2016)
3.4	Certificate of Amendment, Change of Fiscal Year (incorporated by reference to our Current Report on Form 8-K filed on August 16, 2016)
10.1	Acquisition Agreement between DOCASA, Inc. (f/k/a FWF Holdings, Inc.) and Department of Coffee and Social Affairs Limited (incorporated by reference to our Current Report on Form 8-K filed on September 6, 2016)
10.2	Employment agreement with Ashley Lopez (incorporated by reference to our Current Report on Form 8-K filed on January 20, 2017)
10.3	Consulting agreement with Clearbrook Capital Partners LLP (incorporated by reference to our Current Report on Form 8-K filed January 20, 2017)
10.4 (1)	Acquisition agreement between Department of Coffee and Social Affairs Limited and Tapped and Packed Ltd.
31 (1)	Certification of Principal Executive Officer and Principal Financial Officer of DOCASA, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 (1)	Certification of Principal Executive Officer of DOCASA, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
99.1	Unaudited Pro-Forma Condensed Combined Financial Statements (incorporated by reference to our Current Report on Form 8-K filed on January 20, 2017)
101.INS (1)	XBRL Taxonomy Extension Instance Document
101.SCH (1)	XBRL Taxonomy Extension Schema Document
101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2018	By:	/s/ Ashley Lopez
Ashley Lopez
Principal Executive Officer

Date: November 14, 2018	By:	/s/ Phillip Maritz
Phillip Maritz
Principal Financial Officer

