Form 10-K
period 2018-12-31
COFFEESMITHS COLLECTIVE, INC.
filed 2019-04-17
CIK 1619055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number: 333-199583

THE COFFEESMITHS COLLECTIVE, INC.
(f/k/a DOCASA, Inc.)

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

Common Stock, $0.001 Par Value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [X] Yes [  ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [  ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-Accelerated Filer	[ ]	Smaller Reporting Company	[X]
		Emerging Growth Company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes [  ] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

On June 30, 2018, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $40,010,300, based upon the closing price on that date of the common stock of the registrant on the OTC Link system of $0.80/share. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its common stock are deemed affiliates of the registrant.

As of April 12, 2019, the registrant had 160,012,875 shares of its common stock, $0.001 par value, outstanding. The Company has 47,087,125 shares of its common stock conditionally issuable.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our financial statements for The Coffeesmiths Collective, Inc. Such discussion represents only the best present assessment from our Management.

PART I

Item 1. Business.

General Overview

The Coffeesmiths Collective, Inc., formerly known as DOCASA, Inc. (hereinafter, the “Company,” “we,” “us,” “our,” or “Coffeesmiths Collective”) was incorporated in the State of Nevada on July 22, 2014, under the name of FWF Holdings, Inc. The Company changed its name on August 4, 2016. On August 4, 2016, the Company filed to change its fiscal year end from July 31 to August 31. On October 29, 2018, the majority of the shareholders of the Company approved the amendment to the Articles of Incorporation to change the Company’s name from “DOCASA, Inc.” to “The Coffeesmiths Collective, Inc.” The purpose of the name change will help further our brand identity and will reflect the major focus of our business operations as a specialty coffee company. The filing of the name change with the state of Nevada was completed and effected as of October 29, 2018. The Company filed with FINRA for a name change and symbol change on November 1, 2018. Both became effective on December 4, 2018.

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

On September 1, 2016, the Company acquired 99.8% of the voting stock of the Department of Coffee and Social Affairs Limited, a United Kingdom corporation (the “DEPT-UK”), and the Company agreed to issue DEPT-UK’s majority shareholder 170,000,000 shares of the Company’s common stock—110,000,000 shares initially and 60,000,000 shares at a time determined by the Company’s Board of Directors but no later than December 31, 2018, which deadline was subsequently extended to August 31, 2018. Also, on September 1, 2016, the Company acquired 115,000,000 shares of the Company’s common stock from Atlantik in exchange for issuing Atlantik a promissory note for $320,000, which shares were then cancelled and which note has since been paid in full. As a result of the acquisition and the issuance of the initial 110,000,000 shares of common stock, and the cancellation of the 115,000,000 Atlantik shares, DEPT-UK is now the majority-owned subsidiary of the Company, and the Company experienced a change of control.

DEPT-UK formed a wholly-owned subsidiary, Department of Coffee and Internal Affairs Limited (“DCIA”), on September 11, 2014, as filed with the Registrar of Companies for England and Wales. As of December 31, 2018, DCIA has had no operations or activity.

On April 5, 2017, the Company formed Department of Coffee and Social Affairs IL, Inc. (“DEPT-IL”), an Illinois corporation.

On May 18, 2017, the Company formed Department of Coffee and Social Affairs White Space Limited (“DEPT-UKWS”), as filed with the Registrar of Companies for England and Wales. It is a subsidiary of DEPT-UK.

On November 1, 2017, DEPT-UK acquired Tapped and Packed Ltd (“Tapped”), a UK company, for a combination of cash and shares of common stock of the Company. Tapped became a subsidiary of DEPT-UK as a result of the transaction. Tapped has four shop locations in the UK which serve coffee and food.

On February 23, 2018, the Board of Directors determined to change the Company’s fiscal year end to December 31 from August 31. The Company believes this change will benefit the Company by aligning its reporting periods to be more consistent with peer coffee companies.

On May 23, 2018, DEPT-UK acquired Bea’s of Bloomsbury Limited (“Bea’s”), a UK company, for shares of common stock of the Company. Bea’s became a subsidiary of DEPT-UK as a result of the transaction. Bea’s has five shop locations in the UK which serves coffee and food.

On October 22, 2018, DEPT-UKWS changed its name to Dept. Cold Brew Ltd. (“Dept. Cold Brew”).

On November 15, 2018, DEPT-UK executed a Share Purchase Agreement with Thomas Acland, David Downie, William Vernon, Kate Elizabeth Acland, and Martyn Ward for the acquisition of Coffee Global Limited (a/k/a Cafe2u (“Cafe2u”)). Cafe2u became a subsidiary of DEPT-UK as a result of the transaction. Cafe2u is a franchisor for mobile coffee vans and has 85 third-party franchisee vans in the UK all operating under a master franchise agreement with Cafe2u.

On December 1, 2018, Coffeesmiths Collective executed a Capital Contribution Agreement with Paul Leisen, Joan Lundgren, John Sweeney, Jacob Muller and Travis Schaffner for the acquisition of Dollop Coffee, LLC (“Dollop”). Dollop became a subsidiary of Coffeesmiths Collective as a result of the transaction. Dollop has coffee cafes, provides roasting and distribution and has 16 locations in or near Chicago, Illinois.

On December 1, 2018, DEPT-UK executed a Share Purchase Agreement with Silverstream Investments Ltd. for the acquisition of The Roastery Department Ltd. (“The Roastery”). The Share Purchase Agreement provided Silverstream with preference shares of DEPT-UK in the amount of £2,750,000 ($3,506,433), which at closing was satisfied by the issuance of 2,750,000 shares. The Roastery became a subsidiary of DEPT-UK as a result of the transaction. The Roastery is a specialty coffee roaster and has one location in the UK.

On various dates, DEPT-UK executed various share purchase agreements and asset purchase agreements with various third parties for coffee shops, roastery, bakery and assets, as applicable. The acquired entities became subsidiaries of DEPT-UK. The acquired assets were incorporated into the operations of DEPT-UK. These acquisitions, in aggregate, were for $660,404 in cash and deferred cash payments of $594,692.

For financial reporting purposes, the acquisition of DEPT-UK and the change of control in connection with acquisition represented a “reverse merger” rather than a business combination, and DEPT-UK was deemed to be the accounting acquirer in the transaction. For the periods subsequent to August 31, 2016, the acquisition has been accounted for as a reverse-merger and recapitalization. DEPT-UK was considered the acquirer for financial reporting purposes, and the Company (The Coffeesmiths Collective, Inc., f/k/a DOCASA, Inc. and FWF Holdings, Inc.) is was considered the acquired company. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the DEPT-UK acquisition are those of DEPT-UK and have been recorded at the historical cost basis of DEPT-UK, and the financial statements after completion of that acquisition include the assets and liabilities of both the Company and DEPT-UK, and the historical operations of DEPT-UK prior to closing and operations of both companies from the closing of the acquisition.

We are currently devoting all of our efforts to the specialty coffee industry. The Company generates revenue through sales at 47 company-operated stores in the United Kingdom and the United States. Our objective is to continue to be recognized as one of the upper tier specialty coffee retail operations in our market. Similar to leading operators, we sell our proprietary coffee and related products, and complementary food and snacks.

Our growth plans currently include expansion in certain European countries, the US and China. The Company also intends to pursue commercial agreements in other countries through strategic licensing agreements.

The Company reports its business under the following SIC Codes:

SIC Code	Description

5810	Retail - Eating & Drinking Places
5812	Eating Places

Our corporate headquarters are located at 1901 North Roselle Road, Suite 800, Schaumburg, Illinois, 60195. The Company’s primary website is www.coffeesmithscollective.com, and its website for its specialty coffee operations is www.departmentofcoffee.com. These websites are not incorporated in this Form 10-K.

Overview

The Coffeesmiths Collective, Inc. (“Coffeesmiths”) is a family of independent specialty coffee shops and coffee companies based in the United States and the United Kingdom. The Company has rolled out and acquired specialty coffee shops and companies preserving, wherever appropriate, the strong individual identities of those regarded as “local institutions.” Coffeesmiths brings light touch economies of scale with the goal of enhancing the customer experience and increasing shareholder value without altering the fabric of the uniqueness of many of its established assets. The Company has a flagship brand, the award-winning Department of Coffee & Social Affairs, with coffee shops in the US and in the UK in which it is widely recognized as a market leader in the rapidly growing specialty coffee sector.

Competition

The UK and US coffee shop market is made up of branded coffee-focused and food-focused chains, independent specialty shops and chains and non-specialist including supermarket cafes, department store cafes, retail shops with cafes, pubs, hotels, motorway service stations, forecourts and fast food outlets. Certain branded coffee-focused chains currently have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do, however, their ability to deliver specialty quality coffee is limited. Our competitive edge is our focus and ability to provide consistent quality coffee to consumers. This is done through the hiring and training of highly skilled baristas, sourcing only the highest-grade single origin green coffee available and working with experts in the specialty coffee industry to continually innovate the way we make and talk about coffee.

Operational Plan

The Group’s operational targets for the next 12 months is to organically grow sales at its current locations; roll-out new stores across its various brands and expand the current shop portfolio through additional acquisitions.

Our plan is executed by the Board of Directors, which is assisted by a highly-skilled management team with a wealth of experience in their respected portfolios.

Intellectual Property

Website

We assert common law copyright in the contents of our websites and common law trademark rights in our business name and related product labels. We have not registered for the protection of all of our copyrights, trademarks, patents or designs, although we may do so in the future as we deem necessary to protect our business.

Trademarks

We have registered or filed for registration in Great Britain and Northern Ireland with the Trade Marks Registry for the following copyrights and trademarks: “Department of Coffee and Social Affairs,” “Coffeesmiths,” and “Elixir Espresso.” In February 2016, the trademark “Dollop Coffee Co.” was granted by the United States Patent and Trademark Office (“USPTO”), which was acquired in an acquisition. We have registered with the USPTO the trademark “Department of Coffee and Social Affairs” which was approved on June 19, 2018.

Reports to Security Holders

We intend to furnish our shareholders annual reports containing financial statements audited by our independent registered public accounting firm and to make available quarterly reports containing unaudited financial statements for each of the first three quarters of each year. We are a “voluntary filer” and are not required to file reports pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), but we intend to continue filing Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K with the Securities and Exchange Commission in order to disclose material information to our shareholders. We may also file additional documents with the Commission if they become necessary in the course of our company’s operations. We have not filed the Current Reports on Form 8-K regarding our various coffee company acquisitions that would be required to be filed if we were considered a “mandatory filer” and required to file reports pursuant to Section 13 or 14(d) of the Exchange Act.

The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

Government Regulations

We believe that we are in compliance in all material respects with applicable statutes and the regulations passed in the United States and the United Kingdom. There are no current orders or directions relating to our company with respect to the foregoing laws and regulations.

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

Employees

As of December 31, 2018, we have 409 employees, of which 87 are salaried and 322 of which are hourly.

Property

We lease office space in Schaumburg, Illinois, pursuant to a lease on a month-to-month basis. This facility serves as our corporate headquarters. Our operations in the UK have two UK administrative offices, a central kitchen, two roasteries and 24 storefronts. We have 19 storefronts in the US and one roastery. Each location is subject to a lease agreement with different terms and conditions.

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

The Coffeesmiths Collective, Inc. had limited operations until the reverse merger on September 1, 2016, when the Company acquired Department of Coffee and Social Affairs Ltd. (“DEPT-UK”), which was initially formed in 2009. DEPT-UK opened its first store in December 2010. On December 31, 2018, the Company discontinued the prior operations of the Company. For our year ended December 31, 2018, we experienced net losses attributable to common shareholders of $2,678,222. We used cash in operating activities of $3,411,266 in 2018. As of December 31, 2018, we had an accumulated deficit of $5,964,764. In addition, we could incur additional losses in the foreseeable future as we expand operations, and there can be no assurance that we will achieve profitability and/or maintain profitability, if achieved. Our future viability, profitability and growth depend upon our ability to successfully operate, expand our operations and obtain additional capital. There can be no assurance that any of our efforts will prove successful or that we will not continue to incur operating losses in the future.

We currently do not have substantial cash resources to execute our expansion plans. If we cannot raise additional funds or generate more revenues, we will not be able to execute our expansion plans which would provide additional revenue, profits, and working capital and will probably not be able to continue as a going concern.

As of December 31, 2018, our available cash balance was $2,540,291. We will need to raise additional funds to execute our business plan. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

We may be required to pursue sources of additional capital through various means, including joint-venture projects and debt or equity financings. Future financings through equity investments will be dilutive to existing shareholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly-issued securities may include preferences, superior voting rights, the issuance of warrants or other convertible securities, which will have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition and results of operations.

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

We anticipate needing significant capital to execute our expansion plans. We may use capital more rapidly than anticipated and incur higher operating expenses than expected and will be depend on external financing to satisfy our operating and capital needs. Any sustained weakness in the general economic conditions and/or financial markets in the United Kingdom and/or the United States, as well as globally, could adversely affect our ability to raise capital on favorable terms or at all. We may also rely in the future, on access to financial markets as a source of liquidity to satisfy working capital requirements and for general corporate purposes. We may be unable to secure debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding. If we do raise funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced, and the securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock or may be issued at a discount to the market price of our common stock which would result in dilution to our existing shareholders. If we raise additional funds by issuing debt, we may be subject to debt covenants, which could place limitations on our operations including our ability to declare and pay dividends. Our inability to raise additional funds on a timely basis would make it difficult for us to achieve our business objectives and would have a negative impact on our business, financial condition and results of operations.

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

We are a coffee shop company in the United Kingdom and in the United States, and we are dependent upon consumer discretionary spending. Changes in economic conditions may affect our operations. Adverse economic conditions for our customers, which could have less money for discretionary purchases, could discontinue or decrease their purchases of our products. The resultant effect could decrease customer traffic and/or the average value per transaction. This effect will negatively impact our performance on a financial basis as reduced revenues without a parallel decrease in expenses, would potentially adversely affect profits. Reduction in sales would adversely affect our margins, comparable store sales, and ultimately, our earnings per share. There are additional risks that if negative economic conditions continue over an extended period of time or deteriorate more, consumers may make extended changes to their discretionary purchasing habits, which would include reduced discretionary purchases.

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

We have built brand recognition in the United Kingdom and the United States and have an excellent reputation. As we expand to the value of our brands should continue to increase as we strive to consistently provide the consumer a positive experience. Our business plan, which provides for continued expansion in the United Kingdom and in the United States, relies on the value of that brands and our relationships with business partners, third-party manufacturers, and others. Our logos will continue to be used, both by our internal operations as well as potential licensees and foodservice operations, as our logoed beverages and other complementary products are provided to our customers. We provide support to these third-parties, monitor their activities, but the quality of the product and service they provide to the consumer may be diminished by any number of factors beyond our control, including various pressures they may encounter. Our core belief is that consumers expect the same quality of products and service from any branded outlet for our products. Our products that we provide to our consumer are sourced from a wide variety of business partners in our supply chain operations, and in certain situations, the products are produced or sourced locally by our business partners. As these business partners utilize our logos as part of their service to the consumer, we do not monitor the quality of products not under our brands, which are served to consumers.

Adverse consumer incidents, whether isolated or recurring, whether caused by us or our business partners, that potentially tarnish our consumer’s trust, including, but not limited to, perceived breaches of privacy, contaminated products, product recalls or other potential incidents as included in this risk factors section, especially if the incident causes significant publicity, including the immediate distribution through social or digital media, or result in litigation, and our failure to respond accordingly to these incidents, could materially adversely impact our brand value and have a negative impact on our financial results. The demand by consumers for our products could decrease materially if we or other third-parties, including business partners, fail to maintain the quality of our products, are interpreted to act in an unethical or socially irresponsible manner, including with respect to the sourcing, content or sale of our products or the use of consumer data, fail to comply with laws and regulations or fail to deliver positive consumer experiences on continuously in all of our markets, including the ability to procure and retain employees that create a positive experience with our brands. Also, inadequate use of our brands and other intellectual properties, as well as the protection of these properties, including the unauthorized use of our brands or other intellectual properties, can adversely affect our customer’s perception of us which would adversely impact our financial results.

The unauthorized access, theft or destruction of financial, customer or employee personal information, or of our intellectual property, or of other confidential information, as all are stored in our information systems, or by third-parties as contracted by us, could adversely affect our brand, reputation, and more, which could lead to potential liability and decreased revenues.

Our information technology systems, such as those we use for our point-of-sale, web and mobile platforms, including online and mobile payment systems and rewards programs, and for administrative functions, including human resources, payroll, accounting and internal and external communications, as well as the information technology systems of our third-party business partners and service providers, can contain personal, financial or other information that is entrusted to us by our customers and employees. Our information technology systems also contain our proprietary and other confidential information related to our business, such as business plans, product development initiatives and designs. Other retail companies, including our competitors, we could in the future have to deal with potential attempts to compromise our information technology systems. To the extent we or a third-party were to experience a material breach of our or such third-party’s information technology systems that result in the unauthorized access, theft, use or destruction of customers’ or employees’ data or that of the Company stored in such systems, including through cyber-attacks or other external or internal methods, it could result in a material loss of revenues from the potential adverse impact to our reputation and brand, our ability to retain or attract new customers and the potential disruption to our business and plans. Such security breaches also could result in a violation of applicable U.S., U.K. and international privacy and other laws, and subject us to private consumer or securities litigation and governmental investigations and proceedings, any of which could result in our exposure to material civil or criminal liability. Our reputation and brand and our ability to attract new customers could also be adversely impacted if we fail, or are perceived to have failed, to properly respond to these incidents. Such failure to properly respond could also result in similar exposure to liability. Significant capital investments and other expenditures could be required to remedy the problem and prevent future breaches, including costs associated with additional security technologies, personnel, experts and credit monitoring services for those whose data has been breached. These costs, which could be material, could adversely impact our results of operations in the period in which they are incurred and may not meaningfully limit the success of future attempts to breach our information technology systems.

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

There is no assurance that we will be able to implement certain strategic initiatives in accordance with our business plan, which may result in a negative impact on our business and financial results. These strategic initiatives are designed to create growth, improve our results of operations and drive long-term shareholder value, and include:

●	being an employer of choice and investing in employees to deliver a superior customer experience;

●	continuing our growth as defined in our business plan to become an internationally known and respected brand;

●	increasing our expansion program, whether in the United Kingdom or the United States, with a controlled program for expansion;

●	creating positive opportunities with new product offerings;

●	establish our global growth of our business;

●	driving convenience and brand engagement through our mobile, loyalty and digital capabilities.

In addition to other factors listed in this risk factors section, factors that may negatively affect the successful implementation of these initiatives, which could adversely impact our business and financial results, include the following:

●	increases in labor costs, such as general market and minimum wage levels and investing in competitive compensation, increased health care and workers’ compensation insurance costs and other benefits to attract and retain high quality employees with the right skill sets, whether due to regulatory mandates, changing industry practices or our expansion into new channels or technology dependent operations;

●	increasing competition in channels in which we operate or seek to operate from new and existing large competitors that sell high-quality specialty coffee beverages;

●	construction cost increases associated with new store openings and remodeling of existing stores; delays in store openings for reasons beyond our control or a lack of desirable real estate locations available for lease at reasonable rates, either of which could keep us from meeting annual store opening targets;

●	not successfully scaling our supply chain infrastructure as our product offerings increase and as we continue to expand;

●	lack of customer acceptance of new products, brands and platforms (i.e. mobile technology), or customers reducing their demand for our current offerings as new products are introduced;

●	the level to which we enter into, maintain, develop and are able to negotiate appropriate terms and conditions of, and enforce, commercial and other agreements;

●	not successfully consummating favorable strategic transactions or integrating acquired businesses; and

●	the deterioration in our credit ratings, which could limit the availability of additional financing and increase the cost of obtaining financing to fund our initiatives.

Additionally, our business is also in part dependent on the level of support our retail business partners provide our products, and in some markets, there are only a few retailers. If our strategic retail business partners do not provide sufficient levels of support for our products, which is at their discretion, it could limit our ability to grow our business.

Effectively managing growth can be challenging, especially as we expand into the United States and the United Kingdom, where we must manage the need for flexibility and a degree of autonomy for local management against the need for consistency with our goals, philosophy and standards. Growth can make it increasingly difficult to ensure a consistent supply of high-quality raw materials, to locate and hire sufficient numbers of key employees, to maintain an effective system of internal controls for a globally dispersed enterprise and to train employees worldwide to deliver a consistently high-quality product and customer experience. Furthermore, if we are not successful in implementing these strategic initiatives, we may be required to evaluate whether certain assets, including goodwill and other intangibles, have become impaired. In the event we record an impairment charge, it could have a material impact on our financial results.

We will face intense competition in our markets, which could cause reduced profitability.

The specialty coffee market is intensely competitive, including with respect to product quality, innovation, service, convenience, and price, and we face significant and increasing competition in all these areas in our current market, as well as our expansion. Accordingly, we do not have leadership positions in all markets. In our expansion in the United States and the United Kingdom, we are cognizant of our competitors, both regional and global, including the large presence of Starbucks®, which could lead to decreases in customer traffic to our stores and/or average value per transaction adversely affecting our sales and results of operations. Therefore, continued competition from well-established competitors in our markets could hinder growth and adversely affect our sales and results of operations in those markets. Increased competition in the United States and the United Kingdom packaged coffee, single-serve and ready-to-drink coffee beverage markets, including from new and large entrants to this market, could adversely affect the profitability of our stores. Additionally, declines in customer demand for specialty coffee products for any reason, including due to customer preference for other products, could have a negative effect on our business.

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

Our operating results have been in the past and will continue to be subject to a number of factors, many of which are largely outside our control. Any one or more of the factors listed below or described elsewhere in this risk factors section could adversely impact our business, financial condition and/or results of operations:

●	increases in real estate costs in certain markets;

●	adverse outcomes of litigation; and

●	in certain markets, labor discord, war, terrorism, political instability, boycotts, social unrest, and natural disasters, including health pandemics that lead to avoidance of public places or restrictions on public gatherings such as in our stores.

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

Our food, beverage and other products are sourced from a wide variety of business partners in our supply chain operations. We rely on these suppliers and vendors to provide high quality products and to comply with applicable laws. Our ability to find qualified suppliers and vendors who meet our standards and supply products in a timely and efficient manner is a significant challenge, especially countries or regions with diminished infrastructure, developing or failing economies or experiencing political instability or social unrest. For certain products, we may rely on one or very few suppliers or vendors. A supplier’s or vendor’s failure to meet our standards, provide products in a timely and efficient manner, or comply with applicable laws is beyond our control. These issues, especially for those products for which we rely on one or few suppliers or vendors, could negatively impact our business and profitability.

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

If the Company does not effectively manage its growth, the quality of its products could suffer, which could negatively affect the Company’s brand and operating results. To effectively manage this growth, the Company will need to continue to improve its operational, financial and management controls and its reporting systems and procedures. Failure to implement these improvements could hurt the Company’s ability to manage its growth and financial position.

The Company treats its proprietary information as confidential and relies on internal nondisclosure safeguards and on laws protecting trade secrets, all to protect its proprietary information.

There can be no assurance that these measures will adequately protect the confidentiality of the Company’s proprietary information or that others will not independently develop products or technology that are equivalent or superior to those of the Company. The Company’s patents, trademarks, trade secrets, copyrights and/or other intellectual property rights are important assets to the Company. Various events outside of the Company’s control pose a threat to its intellectual property rights as well as to the Company’s products and services. Although the Company seeks to obtain patent protection for its systems, it is possible that the Company may not be able to protect some of these innovations. There is always the possibility, despite the Company’s efforts, that the scope of the protection gained will be insufficient or that an issued patent may be deemed invalid or unenforceable.

RISKS RELATED TO OUR ORGANIZATION AND THE MARKET FOR OUR STOCK

We are subject to federal securities laws, and compliance with them can be expensive and may divert resources from other projects, thus impairing our ability to grow.

We are a voluntary reporting company and attempt to comply with some of the requirements of the Exchange Act and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The costs of preparing and filing annual and quarterly reports and other information with the SEC (including reporting of the Merger) and furnishing audited reports to shareholders will cause our expenses to be higher than they would be if we remained privately held.

We are not required to file reports pursuant to the Securities Exchange Act of 1934, as amended, shareholder access to information regarding our business and operations will likely be limited, and we cannot be certain if the reduced disclosure requirements applicable to voluntary filers will make our common stock less attractive to investors.

We are a voluntary reporting company and are not required to file reports pursuant to the Exchange Act. While we voluntarily file quarterly and annual reports that would be required by the Exchange Act if we were a mandatory reporting company, we are not required to do so, and we do not file all of the other reports required to be filed by mandatory reporting companies, including current reports on Form 8-K and proxy statements, and our and our directors, officers and principal beneficial owners are not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Exchange Act. This means access to information regarding our business and operations will likely be limited.

We cannot predict if investors will find our common stock less attractive as a result. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting and reporting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures. We may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures. Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. In addition, if we are unable to comply with the internal controls requirements, it may adversely affect any market for, and the liquidity of, our common stock.

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

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	changes in our industry;

●	competitive pricing pressures;

●	Our ability to obtain working capital financing;

●	additions or departures of key personnel;

●	limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;

●	sales of our common stock;

●	our ability to execute our business plan;

●	operating results that fall below expectations;

●	loss of any strategic relationship;

●	regulatory developments;

●	economic and other external factors; and

●	period-to-period fluctuations in our financial results.

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

Our stock is currently quoted on the OTC Link operated by OTC Markets Group, Inc., but our stock is traded sporadically. We cannot predict how liquid the market for our common stock might become. We may apply for listing of our common stock on either the NYSE American, The NASDAQ Capital Market or other national securities exchange, assuming that we can satisfy the initial listing standards for such exchange. However, we may never apply for such a listing, and we currently do not satisfy the initial listing standards for any of these exchanges and cannot ensure that we will be able to satisfy such listing standards or that our common stock will be accepted for listing on any such exchange. Should we choose to uplist but fail to satisfy the initial listing standards of such exchanges, or our common stock is otherwise rejected for listing and remains quoted on the OTC markets or is suspended from quotation on the over-the-counter quotation boards, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid, and our common stock price may be subject to increased volatility.

Furthermore, for companies whose securities are quoted on the over-the-counter quotation boards, it is more difficult (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and (iii) to obtain needed capital.

The market price of our common stock can become volatile, leading to the possibility of its value being depressed at a time when you may want to sell your holdings.

The market price of our common stock can become volatile. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include: our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors; changes in financial estimates by us or by any securities analysts who might cover our stock; speculation about our business in the press or the investment community; significant developments relating to our relationships with our customers or suppliers; stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in our industry; customer demand for our products; investor perceptions of our industry in general and our Company in particular; the operating and stock performance of comparable companies; general economic conditions and trends; announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures; changes in accounting standards, policies, guidance, interpretation or principles; loss of external funding sources; sales of our common stock, including sales by our directors, officers or significant shareholders; and additions or departures of key personnel. Securities class action litigation is often instituted against companies following periods of volatility in their stock price. Should this type of litigation be instituted against us, it could result in substantial costs to us and divert our management’s attention and resources.

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

If our shareholders sell substantial amounts of our common stock in the public market, or upon the expiration of any statutory holding period under Rule 144, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Stefan Allesch-Taylor, our chairman of our board of directors, beneficially owns a substantial portion of our outstanding common stock, which enables him to influence many significant corporate actions and in certain circumstances may prevent a change in control that would otherwise be beneficial to our shareholders.

Stefan Allesch-Taylor, as of December 31, 2018, beneficially owns 68.9% of our outstanding shares of common stock. As such, he has a substantial impact on matters requiring the vote of the shareholders, including the election of our directors and most of our corporate actions. This control could delay, defer, or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our shareholders and us. This control could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease office space in Schaumburg, Illinois, pursuant to a lease on a month-to-month basis. This facility serves as our corporate headquarters. Our operations in the UK have two UK administrative offices, a central kitchen, 2 roasteries and 24 storefronts. We have 19 storefronts in the US and one roastery. Each location is subject to a lease agreement with different terms and conditions.

Item 3. Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of April 16, 2019, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity

Market Information

The Company’s common stock is traded on the OTC Link system operated by OTC Markets Group at the OTCQB level under the symbol “COFE.QB.” The Company’s current symbol was approved on September 30, 2016. Previously, the Company traded under the symbol “DCSA.QB” and “FWFH.PK.” As of December 31, 2018, the Company’s common stock was held by 63 shareholders of record, which does not include shareholders whose shares are held in street or nominee name.

The Company’s shares commenced trading on or about May 23, 2016 (for FWF Holdings, Inc.). The following chart is indicative of the fluctuations in the stock prices for the fiscal years ended December 31, 2018 and 2017:

	For the Years Ended December 31,
	2018		2017
	High	Low	High	Low

First Quarter	$1.08	$0.57	$1.9823	$1.01
Second Quarter	$0.85	$0.75	$1.88	$1.19
Third Quarter	$2.00	$0.55	$1.18	$0.70
Fourth Quarter	$0.901	$0.565	$1.31	$1.00
Source: OTCMarkets

The Company’s transfer agent is Action Stock Transfer Corporation, located at 2469 E. Fort Union Blvd., Suite 214, Salt Lake City, Utah 84121.

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

Penny Stock

Our common stock is considered “penny stock” under the rules the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market System, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that:

●	contains a description of the nature and level of risks in the market for penny stocks in both public offerings and secondary trading;
●	contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities’ laws; contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;
●	contains a toll-free telephone number for inquiries on disciplinary actions;
●	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and
●	contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with:

●	bid and offer quotations for the penny stock;
●	the compensation of the broker-dealer and its salesperson in the transaction;
●	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the marker for such stock; and
●	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules that require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgement of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

Related Shareholder Matters

None.

Purchase of Equity Securities

None.

Item 6. Selected Financial Data.

As the Company is a “smaller reporting company,” this item is inapplicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our financial statements and summary of selected financial data for The Coffeesmiths Collective, Inc. (f/k/a DOCASA, Inc. and FWF Holdings, Inc.). Such discussion represents only the best present assessment from our Management.

DESCRIPTION OF COMPANY

The Coffeesmiths Collective, Inc., formerly known as DOCASA, Inc. (hereinafter, the “Company,” “we,” “us,” “our,” or “Coffeesmiths Collective”) was incorporated in the State of Nevada on July 22, 2014, under the name of FWF Holdings, Inc. The Company changed its name on August 4, 2016. On August 4, 2016, the Company filed to change its fiscal year end from July 31 to August 31. On October 29, 2018, the majority of the shareholders of the Company approved the amendment to the Articles of Incorporation to change the Company’s name from “DOCASA, Inc.” to “The Coffeesmiths Collective, Inc.” The purpose of the name change will help further our brand identity and will reflect the major focus of our business operations as a specialty coffee company. The filing of the name change with the state of Nevada was completed and effected as of October 29, 2018. The Company filed with FINRA for a name change and symbol change on November 1, 2018. Both became effective on December 4, 2018.

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

On September 1, 2016, the Company acquired 99.8% of the voting stock of the Department of Coffee and Social Affairs Limited, a United Kingdom corporation (the “DEPT-UK”), and the Company agreed to issue DEPT-UK’s majority shareholder 170,000,000 shares of the Company’s common stock—110,000,000 shares initially and 60,000,000 shares at a time determined by the Company’s Board of Directors but no later than December 31, 2018, which deadline was subsequently extended to August 31, 2018. Also, on September 1, 2016, the Company acquired 115,000,000 shares of the Company’s common stock from Atlantik in exchange for issuing Atlantik a promissory note for $320,000, which shares were then cancelled, and which note has since been paid in full. As a result of the acquisition and the issuance of the initial 110,000,000 shares of common stock, and the cancellation of the 115,000,000 Atlantik shares, DEPT-UK is now the majority-owned subsidiary of the Company, and the Company experienced a change of control.

DEPT-UK formed a wholly-owned subsidiary, Department of Coffee and Internal Affairs Limited (“DCIA”), on September 11, 2014, as filed with the Registrar of Companies for England and Wales. As of December 31, 2018, DCIA has had no operations or activity.

On April 5, 2017, the Company formed Department of Coffee and Social Affairs IL, Inc. (“DEPT-IL”), an Illinois corporation.

On May 18, 2017, the Company formed Department of Coffee and Social Affairs White Space Limited (“DEPT-UKWS”), as filed with the Registrar of Companies for England and Wales. It is a subsidiary of DEPT-UK.

On November 1, 2017, DEPT-UK acquired Tapped and Packed Ltd (“Tapped”), a UK company, for a combination of cash and shares of common stock of the Company. Tapped became a subsidiary of DEPT-UK as a result of the transaction. Tapped has four shop locations in the UK which serve coffee and food.

On February 23, 2018, the Board of Directors determined to change the Company’s fiscal year end to December 31 from August 31. The Company believes this change will benefit the Company by aligning its reporting periods to be more consistent with peer coffee companies.

On May 23, 2018, DEPT-UK acquired Bea’s of Bloomsbury Limited (“Bea’s”), a UK company, for shares of common stock of the Company. Bea’s became a subsidiary of DEPT-UK as a result of the transaction. Bea’s has five shop locations in the UK which serves coffee and food.

On October 22, 2018, DEPT-UKWS changed its name to Dept. Cold Brew Ltd. (“Dept. Cold Brew”).

On November 15, 2018, DEPT-UK executed a Share Purchase Agreement with Thomas Acland, David Downie, William Vernon, Kate Elizabeth Acland, and Martyn Ward for the acquisition of Coffee Global Limited (a/k/a Cafe2u (“Cafe2u”)). Cafe2u became a subsidiary of DEPT-UK as a result of the transaction. Cafe2u is a franchisor for mobile coffee vans and has 85 third-party franchisee vans in the UK all operating under a master franchise agreement with Cafe2u.

On December 1, 2018, Coffeesmiths Collective executed a Capital Contribution Agreement with Paul Leisen, Joan Lundgren, John Sweeney, Jacob Muller and Travis Schaffner for the acquisition of Dollop Coffee, LLC (“Dollop”). Dollop became a subsidiary of Coffeesmiths Collective as a result of the transaction. Dollop has coffee cafes, provides roasting and distribution and has 16 locations in or near Chicago, Illinois.

On December 1, 2018, DEPT-UK executed a Share Purchase Agreement with Silverstream Investments Ltd. for the acquisition of The Roastery Department Ltd. (“The Roastery”). The Share Purchase Agreement provided Silverstream with preference shares of DEPT-UK in the amount of £2,750,000 ($3,506,433), which at closing was satisfied by the issuance of 2,750,000 shares. The Roastery became a subsidiary of DEPT-UK as a result of the transaction. The Roastery is a specialty coffee roaster and has one location in the UK.

On various dates, DEPT-UK executed various share purchase agreements and asset purchase agreements with various third parties for coffee shops, roastery, bakery and assets, as applicable. The acquired entities became subsidiaries of DEPT-UK. The acquired assets were incorporated into the operations of DEPT-UK. These acquisitions, in aggregate, were for $660,404 in cash and deferred cash payments of $594,692.

For financial reporting purposes, the acquisition of DEPT-UK and the change of control in connection with acquisition represented a “reverse merger” rather than a business combination, and DEPT-UK was deemed to be the accounting acquirer in the transaction. For the periods subsequent to August 31, 2016, the acquisition has been accounted for as a reverse-merger and recapitalization. DEPT-UK was considered the acquirer for financial reporting purposes, and the Company (The Coffeesmiths Collective, Inc., f/k/a DOCASA, Inc. and FWF Holdings, Inc.) is was considered the acquired company. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the DEPT-UK acquisition are those of DEPT-UK and have been recorded at the historical cost basis of DEPT-UK, and the financial statements after completion of that acquisition include the assets and liabilities of both the Company and DEPT-UK, and the historical operations of DEPT-UK prior to closing and operations of both companies from the closing of the acquisition.

We are currently devoting all of our efforts to the specialty coffee industry. The Company generates revenue through sales at 47 company-operated stores in the United Kingdom and the United States. Our objective is to continue to be recognized as one of the upper tier specialty coffee retail operations in our market. Similar to leading operators, we sell our proprietary coffee and related products, and complementary food and snacks.

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-K.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2018 TO THE FOUR MONTHS ENDED DECEMBER 31, 2017 TO THE YEAR ENDED AUGUST 31, 2017

Results of Operations

Revenue

For the year ended December 31, 2018, the Company had $10,049,846 of revenue, compared to $2,066,111 for the four months ended December 31, 2017 compared to $4,180,483 for the year ended August 31, 2017. Revenue in U.S. Dollars increased for the year ended December 31, 2018 compared to the other periods as a result of multiple new coffee shop locations being in service and acquisitions during the year ended December 31, 2018. In the year ended December 31, 2018, the Company had 47 coffee shop locations in operation, compared to 16 and 15 coffee shop locations at December 31, 2017 and August 31, 2017, respectively. Additionally, coffee shops opened in the prior year performed within management’s expectations for the years ended December 31, 2018. Company revenues, by revenue class, are as follows:

	For the year	For the four	For the year
	ended	months ended	ended
	December 31, 2018	December 31, 2017	August 31, 2017
Revenues:
Coffee and complementary food products	$9,306,337	$1,823,938	$3,669,307
Coffee school	7,592	3,704	12,425
Management fees	735,917	238,468	498,751
Total	$10,049,846	$2,066,111	$4,180,483

Operating Expenses:

Direct costs of Revenue

For the year ended December 31, 2018, direct costs of revenue were $6,794,062 compared to $1,618,963 and $3,633,591 for the four months ended December 31, 2017 and for the year ended August 31, 2017, respectively. The increase is primarily due to the various acquisitions and new shops.

	For the year	For the four	For the year
	ended	months ended	ended
	December 31, 2018	December 31, 2017	August 31, 2017
Direct costs of revenue:
Coffee and complementary food products	$6,794,062	$1,618,963	$3,479,372
Coffee school	-	-	1,319
Management fees	-	-	152,900
Total	$6,794,062	$1,618,963	$3,633,591

General and Administrative Expenses

For the year ended December 31, 2018, general and administrative expenses were $5,842,156 compared to $952,947 and $1,927,402 for the four months ended December 31, 2017 and the year ended August 31, 2017, respectively. The expenses for the years ended December 31, 2018, were as follows: professional fees, $270,416; rent, $1,488,265; depreciation and amortization, $543,036; and other, $3,540,439. The expenses for the four months ended December 31, 2017, were as follows: professional fees, $102,533; rent, $252,528; depreciation and amortization, $101,817; and other, $496,069. The expenses for the year ended August 31, 2017, were as follows: professional fees, $171,181; rent, $463,655; depreciation and amortization, $191,025; property taxes, $10,461. and other, $1,091,080. The increase in general and administrative expenses during the year ended December 31, 2018, as compared to the other periods, are primarily a result of the increase in operating expenses associated with opening new coffee shop locations and acquisitions.

Net Loss

The Company generated net loss before taxes and non-controlling interest of $2,682,300 for the year ended December 31, 2018, compared to net loss before taxes and non-controlling interest of $516,094 and $1,427,076 for the four months ended December 31, 2017 and the year ended August 31, 2017, respectively. For the comparative periods, the Company’s primary expenses were direct costs of revenue. As discussed above, the costs associated with setting up new locations and the acquisitions resulted in much of the increase in expenses which reduces our net income during the year ended December 31, 2018, as compared to the four months ended December 31, 2017 and the year ended August 31, 2017.

The Company has one customer, which, for the year ended December 31, 2018 had sales of $534,659 (£408,137, 5.3% of total revenue), sales of $295,659 (£223,476, 14.3% of total revenue) and $532,287 (£406,326, 12.7% of total revenue) for the four months ended December 31, 2017 and the year ended August 31, 2017, respectively. The Company has a contract with the customer that expires in February 2020.

Liquidity and Capital Resources

General. At December 31, 2018, we had cash and cash equivalents of $2,540,291. We have historically met our cash needs through a combination of cash flows from operating activities and proceeds from loans and financing by our officers and directors. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used cash of $3,411,266 for the year ended December 31, 2018, and we had $6,135 and $731,424 of cash used in operations for the four months ended December 31, 2017 and the year ended August 31, 2017, respectively. The principal elements of cash flow from operations for the year ended December 31, 2018, included a net loss of $2,682,302.

Cash used in investing activities during the year ended December 31, 2018, was $4,434,167 compared to $86,428 and $831,267 for the four months ended December 31, 2017 and the year ended August 31, 2017, respectively.

Cash generated in our financing activities was $10,269,921 for the year ended December 31, 2018, compared to cash generated of $114,966 and $1,564,955 for the four months ended December 31, 2017 and the year ended August 31, 2017, respectively.

As of December 31, 2018, current liabilities exceeded current assets. Current assets increased from $882,911 at December 31, 2017 and $673,969 at August 31, 2017, to $4,078,776 at December 31, 2018, whereas current liabilities increased from $1,973,273 at December 31, 2017 and $1,444,318 at August 31, 2017, to $4,822,942 at December 31, 2018.

	For the year	For the four	For the year
	ended	months ended	ended
	December 31, 2018	December 31, 2017	August 31, 2017
Cash used in operating activities	$(3,411,266)	$(6,135)	$(731,424)
Cash used in investing activities	(4,434,167)	(86,428)	(831,267)
Cash provided by financing activities	10,269,921	114,966	1,564,955
Net changes to cash	$2,424,488	$22,403	$2,263

Going Concern

The Company has a net loss for the year ended December 31, 2018 of $2,962,083 and a working capital deficit as of December 31, 2018 of $744,166 and has used cash in operations of $3,411,266 for the year ended December 31, 2018. In addition, as of December 31, 2018, the Company had a shareholders’ deficit and accumulated deficit of $3,113,896 and $5,964,764, respectively. Without further funding, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Changes in Accounting Principles. No significant changes in accounting principles were adopted during fiscal 2018 and 2017.

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

●	Sales of specialty coffee and complementary food products.
●	Coffee school.
●	Coffee services.

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

The Coffeesmiths Collective, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of The Coffeesmiths Collective, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Coffeesmiths Collective, Inc. (f/k/a DOCASA, Inc.) and its subsidiaries (the “Company”) as of December 31, 2018 and 2017 and the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2018 and the period from September 1, 2017 to December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the results of its consolidated operations and its consolidated cash flows for the year ended December 31, 2018 and the period from September 1, 2017 to December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations since inception and has a working capital deficiency both of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas

April 16, 2019

We have served as the Company’s auditor since 2017.

Green & Company, CPAs
A PCAOB Registered Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of:

DOCASA, Inc.

We have audited the accompanying consolidated balance sheet of DOCASA, Inc. as of August 31, 2017, and the related consolidated statement of operations, stockholders’ deficiency, and cash flows for the year ended August 31, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DOCASA, Inc. as of August 31, 2017, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company reported a net loss of $1,425,846 in 2017 and used cash for operating activities of $731,424. At August 31, 2017, the Company had a working capital deficit, shareholders’ equity and accumulated deficit of $770,349, $461,970 and $2,766,367, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Green & Company CPAs, Inc.

Green & Company CPAs, Inc.

Tampa, Florida

December 18, 2017

13907 N. Dale Mabry Highway, Suite 102	Tampa, FL 33618	813.606.4388

THE COFFEESMITHS COLLECTIVE, INC.

(f/k/a DOCASA, Inc.)

and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,	August 31,
	2018	2017	2017
ASSETS
Current assets:
Cash	$2,540,291	$115,803	$93,400
Accounts receivable	600,163	280,402	496,822
Prepaid expenses	546,498	389,768	36,270
Inventory	391,824	96,938	47,477
Total current assets	4,078,776	882,911	673,969

Fixed assets, net	5,370,135	1,976,072	1,672,176
Intangible assets, net	135,270	12,556	10,134
Other receivables	38,281	40,500	38,660
Investments	-	-	1,289
Goodwill	11,385,139	2,013,119	-
Advance to related party	511,738	-	-
Deposits	527,588	212,199	89,989
Total assets	$22,046,927	$5,137,357	$2,486,217

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Notes payable, current portion	$482,417	$172,375	$139,419
Accounts payable	2,008,854	892,903	849,642
Accrued expenses	848,838	459,360	59,561
Accounts payable to related parties	64,410	54,346	95,213
Taxes payable	261,160	120,781	151,676
Deferred consideration for acquisitions, current portion	928,964	-	-
Capital leases obligations, current portion	175,005	237,874	116,146
Deferred taxes	12,062	-	-
Deferred revenue	41,232	35,634	32,661
Total current liabilities	4,822,942	1,973,273	1,444,318
Non-current liabilities:
Notes payable, non-current portion	1,258,306	344,361	371,886
Note payable to related party	10,787	11,412	1,040
Capital leases obligations, non-current portion	245,816	132,727	-
Deferred consideration for acquisitions, non-current portion	191,404	-	-
Other long-term liabilities	96,328	-	207,003
Total long-term liabilities	1,802,641	488,500	579,929
Total liabilities	6,625,583	2,461,773	2,024,247

Commitments and contingencies (Note 9)

Shareholders’ deficit:
Common stock, $0.001 par value, 250,000,000 shares authorized, 162,004,875, 160,012,875, and 150,036,000 shares issued and outstanding, at December 31, 2018, December 31, 2017, and August 31, 2017, and 47,146,861, 47,087,125, and 57,064,000 conditionally issuable, at December 31, 2018, December 31, 2017, and August 31, 2017, respectively	209,092	207,100	207,100
Additional paid-in capital	2,430,022	758,933	758,969
Class A ordinary shares of DEPT-UK (25,000,000 shares authorized, £1 par value, 0 shares issued and outstanding as of December 31, 2018, December 31, 2017, and August 31, 2017, respectively)	-	-	-
Class B ordinary shares of DEPT-UK (10,000,000 shares authorized, £1 par value, 0 shares issued and outstanding as of December 31, 2018, December 31, 2017, and August 31, 2017, respectively)	-	-	-
Accumulated other comprehensive gain	211,754	319,278	119,464
Accumulated deficit	(5,964,764)	(3,282,461)	(2,766,367)
Total The Coffeesmiths Collective, Inc. shareholders’ deficit	(3,113,896)	(1,997,150)	(1,680,834)
Non-controlling interest:
Preference shares of DEPT-UK (25,000,000 shares authorized, £1 par value, 14,509,672, 3,575,078 and 1,642,826 shares issued and outstanding as of December 31, 2018, December 31, 2017, and August 31, 2017, respectively)	17,571,450	4,672,734	2,142,804
Non-controlling interest in Dollop	963,790	-	-
Total liabilities and shareholders’ deficit	$22,046,927	$5,137,357	$2,486,217

See accompanying notes to consolidated financial statements.

THE COFFEESMITHS COLLECTIVE, INC.

(f/k/a DOCASA, Inc.)

and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

	For the year	For the four	For the year
	ended	months ended	ended
	December 31,	December 31,	August 31,
	2018	2017	2017

Revenue, net	$10,049,846	$2,066,111	$4,180,483

Operating expenses
Direct costs of revenue	6,794,062	1,618,963	3,633,591
Professional fees	270,416	102,533	171,181
Rent	1,488,265	252,528	463,655
Depreciation and amortization	543,036	101,817	191,025
Property taxes	-	-	10,461
Other general and administrative expenses	3,540,439	496,071	1,091,080

Operating loss	(2,586,371)	(505,801)	(1,380,510)

Other income (expense)
Interest expense	(82,348)	(10,293)	-
Impairment expense	(13,582)	-	(46,566)

Loss before provision for income taxes	(2,682,300)	(516,094)	(1,427,076)

Provision for income tax	-	-	-
Net loss before non-controlling interest	(2,682,300)	(516,094)	(1,427,076)
Loss attributable to non-controlling interest	4,077	638	1,230

Net loss attributable to common shareholders	$(2,678,222)	$(515,456)	$(1,425,846)

Foreign currency translation profit (loss)	393,465	199,814	(33,723)

Total comprehensive loss	$(2,284,758)	$(315,642)	$(1,459,569)

Net loss attributable to common shareholders per share	$(0.01)	$(0.00)	$(0.01)

Weighted average number of shares outstanding	208,288,685	207,100,000	207,025,000

See accompanying notes to consolidated financial statements.

THE COFFEESMITHS COLLECTIVE, INC.

(f/k/a DOCASA, Inc.)

and Subsidiaries

Consolidated Statement of Shareholders’ Deficit

December 31, 2018

										Accumulated
										Other
										Compre-
	Class A Ordinary Stock		Class B Ordinary Stock		Common Stock		Common Stock Issuable		Additional Paid-in	hensive Income	Non-Controlling	Accumulated	Total
	Quantity	Amount	Quantity	Amount	Quantity	Amount	Quantity	Amount	Capital	(Loss)	Interest	Deficit	Equity
Balance, August 31, 2016	243,800	$389,730	-	$-	-	$-	-	$-	$-	$153,187	$-	$(1,340,521)	$550,063
Recapitalization - merger	(243,800)	(389,730)			146,800,000	146,800	60,000,000	60,000	376,677		1,154,127		207
Issuance of common stock					2,936,000	2,936	(2,936,000)	(2,936)					-
Issuance of common stock					300,000	300			299,700				300,000
Other comprehensive loss										(33,723)			(33,723)
Issuance of preference shares											996,203		996,203
Return of preference shares											(6,296)		(6,296)
Contributions									82,592				82,592
Net loss for the period ended August 31, 2017											(1,230)	(1,425,846)	(1,427,076)
Balance, August 31, 2017	-	$-	-	$-	150,036,000	$150,036	57,064,000	$57,064	$758,969	$119,464	$2,142,804	$(2,766,367)	$461,970
Issuance of preference shares											2,529,930		2,529,930
Issuance of preference shares for acquisition					1,546,875	1,547	(1,546,875)	(1,547)					-
Issuance of shares					8,430,000	8,430	(8,430,000)	(8,430)					-
Other comprehensive loss									(36)	199,814			199,778
Investment in Tapped												-	-
Net loss for the period ended December 31, 2017												(516,094)	(516,094)
Balance, December 31, 2017	-	$-	-	$-	160,012,875	$160,013	47,087,125	$47,087	$758,933	$319,278	$4,672,734	$(3,282,461)	$2,675,584
Issuance of preference shares for cash											10,592,782		10,592,782
Issuance of shares for acquisition											3,506,434		3,506,434
Recognition of Dollop non-controlling interest on acquisition											(236,710)		(236,710)
Other comprehensive loss										(107,524)			(107,524)
Common stock issued for acquisition					1,992,000	1,992			1,671,089				1,673,081
Net loss for the period ended December 31, 2018												(2,682,303)	(2,682,303)
Balance, December 31, 2018	-	$-	-	$-	162,004,875	$162,005	47,087,125	$47,087	$2,430,022	$211,754	$18,535,240	$(5,964,764)	$15,421,344

See accompanying notes to consolidated financial statements.

The Coffeesmiths Collective, Inc.

and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year	For the Four	For the Year
	Ended	Months Ended	Ended
	December 31,	December 31,	August 31,
	2018	2017	2017
Cash flows from operating activities:
Net loss attributable to common shareholders	$(2,682,302)	$(516,094)	$(1,425,846)
Adjustments to reconcile net loss before taxes and non-controlling interest to net cash provided by (used in) operations:
Depreciation and amortization expense	543,036	101,817	190,645
Other comprehensive income	(107,524)	199,814	(33,723)
Impairment expense	-	-	46,566
Bad debt expense	-	-	423,680
Non-controlling interest gain	-	-	(1,230)
Changes in operating assets and liabilities:
Accounts receivable	(94,243)	216,420	(551,695)
Other receivables	-	-	114,874
Prepaid expenses	(21,410)	(261,446)	153,979
Inventory	(59,235)	1,950	(7,154)
Prepaid expenses and other assets	-	-	(32,678)
Other non-current receivables	8,349	(1,840)	-
Deposits	(235,652)	(2,211)	-
Accounts payable	703,561	43,261	322,133
Accounts payable to related parties	10,064	(40,867)	-
Accrued expenses	(1,621,887)	282,167	(35,665)
Taxes payable	140,379	(32,079)	78,585
Deferred revenue	5,598	2,973	26,104
Net cash used in operating activities	(3,411,266)	(6,135)	(731,424)

Cash flows used in investing activities:
Acquisition of fixed assets	(1,936,809)	(38,294)	(831,296)
Acquisition of intangible assets	-	(4,779)	-
Investments	-	-	29
Cash paid for acquisitions	(2,242,170)	-	-
Cash acquired from acquisitions	256,550	200,582	-
Acquisition of Tapped, net	-	(243,937)	-
Advance to related party	(511,738)	-	-
Net cash used in investing activities	(4,434,167)	(86,428)	(831,267)

Cash flows from (used in) financing activities:
Proceeds from notes payable	-	-	3,229,558
Payments on notes payable to related parties	-	(58,667)	-
Payments on capital leases	(108,425)	(75,270)	(57,986)
Contributions of capital	-	1,289	-
Sale of preference shares	10,592,782	611,769	638,037
Payments on notes payable	(213,811)	(364,155)	(2,244,654)
Net cash provided by (used in) financing activities	10,269,921	114,966	1,564,955

Net increase (decrease) in cash	2,428,488	22,403	2,263
Cash at beginning of period	115,803	93,400	91,137

Cash at end of period	$2,540,291	$115,803	$93,400

The Coffeesmiths Collective, Inc.

and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year	For the Four	For the Year
	Ended	Months Ended	Ended
	December 31,	December 31,	August 31,
	2018	2017	2017
Supplemental disclosure of cash flow information:
Cash paid for interest	$32,138	$10,293	$-
Cash paid for taxes	$-	$-	$606

Non-cash investing and financing activities:
Acquisitions - Goodwill	$9,372,020	$2,013,119	$-
Acquisitions - Accounts receivable, net	$225,520	$-	$-
Acquisitions - Inventory	$235,651	$-	$-
Acquisitions - Loan receivable	$6,130	$-	$-
Acquisition - Prepaid expenses	$135,320	$-	$-
Acquisitions - Fixed assets, net	$1,808,465	$-	$-
Acquisitions - Intangible assets, net	$126,209	$-	$-
Acquisitions - Deposits	$79,737	$-	$-
Acquisitions - Accounts payable	$539,347	$-	$-
Acquisitions - Accrued expenses	$1,917,994	$-	$-
Acquisitions - Loans	$1,437,798	$-	$-
Assets acquired with capital leases	$-	$191,761	$-
Issuance of common stock for acquisitions	$1,673,081	$-	$-
Issuance of preference shares for acquisitions	$3,506,434	$-	$-
Issuance of preference shares for capital lease	$-	$1,918,125	$-
Assets acquired from capital leases	$158,645	$-	$-
Contingent consideration	$928,965	$-	$-
Fixed asset additions by capital leases	$-	$-	$357,967
Payment of services by third party	$-	$-	$82,592
Preference shares issued for debt	$-	$-	$605,511

See accompanying notes to consolidated financial statements.

The Coffeesmiths Collective, Inc.

(f/k/a DOCASA, Inc.)

and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Coffeesmiths Collective, Inc., formerly known as DOCASA, Inc. (hereinafter the “Company,” “we,” “us,” “our,” or “Coffeesmiths Collective”) was incorporated in the State of Nevada on July 22, 2014, under the name of FWF Holdings, Inc. The Company changed its name on August 4, 2016. The Company was originally engaged in the business of commercial production and distribution of hot sauce (see Note 3). On August 4, 2016, the Company changed its year end from July 31 to August 31.

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

DEPT-UK formed a wholly-owned subsidiary, Department of Coffee and Internal Affairs Limited (“DCIA”), on September 11, 2014, as filed with the Registrar of Companies for England and Wales. As of December 31, 2018, DCIA has had no operations or activity.

On April 5, 2017, the Company formed Department of Coffee and Social Affairs IL, Inc. (“DEPT-IL”), an Illinois corporation.

On May 18, 2017, the Company formed Department of Coffee and Social Affairs White Space Limited (“DEPT-UKWS”), as filed with the Registrar of Companies for England and Wales. DEPT-UKWS is a subsidiary of DEPT-UK. As of December 31, 2018, DEPT-UKWS has had no operations or activity.

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

On November 1, 2017, DEPT-UK acquired Tapped and Packed Ltd (“Tapped”), a UK company, for a combination of cash and shares of common stock of the Company. See Note 2. Tapped became a subsidiary of DEPT-UK as a result of the transaction. Tapped has four shop locations in the UK which serve coffee and food.

On February 23, 2018, the Board of Directors determined to change the Company’s fiscal year end to December 31 from August 31. The Company believes this change will benefit the Company by aligning its reporting periods to be more consistent with peer coffee companies.

On May 23, 2018, DEPT-UK acquired Bea’s of Bloomsbury Limited (“Bea’s”), a UK company, for shares of common stock of the Company. See Note 2. Bea’s became a subsidiary of DEPT-UK as a result of the transaction. Bea’s has five shop locations in the UK which serves coffee and food.

Effective October 29, 2018, majority of the shareholders of the Company approved the following changes to the Company’s Articles of Incorporation:

On October 29, 2018, the majority of the shareholders of the Company approved the amendment to the Articles of Incorporation to change the Company’s name from “DOCASA, Inc.” to “The Coffeesmiths Collective, Inc.” The purpose of the name change will help further our brand identity and will reflect the major focus of our business operations as a specialty coffee company. The filing of the name change with the state of Nevada was completed and effected as of October 29, 2018. The Company filed with FINRA for a name change and symbol change on November 1, 2018. On December 4, 2018, both changes were approved.

On November 15, 2018, DEPT-UK executed a Share Purchase Agreement with Thomas Acland, David Downie, William Vernon, Kate Elizabeth Acland, and Martyn Ward for the acquisition of Coffee Global Limited (a/k/a Cafe2u (“Cafe2u”). Cafe2u became a subsidiary of DEPT-UK as a result of the transaction. Cafe2u is a franchised mobile coffee van and has 85 vans in the UK all operating under a master franchise agreement.

On December 1, 2018, Coffeesmiths Collective executed a Capital Contribution Agreement with Paul Leisen, Joan Lundgren, John Sweeney, Jacob Muller and Travis Schaffner for the acquisition of Dollop Coffee, LLC (“Dollop”). Dollop became a subsidiary of Coffeesmiths Collective as a result of the transaction. Dollop has coffee cafes and provides roasting and distribution and has 16 locations in Chicago, Illinois.

On December 1, 2018, DEPT-UK executed a Share Purchase Agreement with Silverstream Investments Ltd. for the acquisition of The Roastery Department Ltd. (“The Roastery”). The Roastery became a subsidiary of DEPT-UK as a result of the transaction. The Roastery is a roastery and has one location in the UK.

On various dates, DEPT-UK executed various share purchase agreements and asset purchase agreements with various third parties for coffee shops, roastery, bakery and assets, as applicable. The acquired entities became subsidiaries of DEPT-UK. The acquired assets were incorporated into the operations of DEPT-UK. These acquisitions, in aggregate, were for $783,869 in cash and deferred cash payments of $594,692.

Nature of Operations

We are in the specialty coffee industry, specifically with company-operated stores. The Company generates revenue through sales at forty-six company-operated stores in the UK and the US. Similar to other leading operators, we sell our proprietary coffee and related products, and complementary food and snacks.

Principles of Consolidation

The consolidated financial statements include the accounts of Coffeesmiths Collectives and its subsidiaries, DEPT-UK, DCIA, DEPT-IL and DEPT-UK’s subsidiaries, Tapped, Bea’s, Cafe2u, The Roastery, Dept. Cold Brew and others. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has no cash in excess of FDIC limits in the US and Financial Services Compensation Scheme in the UK.

Accounts Receivable

Accounts receivable consisted of amounts due from customers primarily for management fees. The Company considered accounts more than 30 days old to be past due. The Company used the allowance method for recognizing bad debts. When an account was deemed uncollectible, it was written off against the allowance. The Company generally does not require collateral for its accounts receivable. Management has recorded an allowance for doubtful accounts as of December 31, 2018 of $45,002 and, as December 31, 2017, and August 31, 2017, no allowance for doubtful accounts was recorded.

Inventory

Inventory is recorded at the lower of cost or market and the cost of sales are recorded utilizing the first in first out (“FIFO”) method.

Fixed Assets

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets of five years for all assets, and the lesser of the lease term or the useful life of the leased equipment. Leasehold improvements are amortized over the lesser of the lease term or the useful life of the improvements. Expenditures for maintenance and repairs along with fixed assets below our capitalization threshold are expensed as incurred.

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

Advertising

Advertising is expensed as incurred and is included in other general and administrative expenses on the accompanying condensed consolidated statement of operations. For the year ended December 31, 2018, the four months ended December 31, 2017, and the year ended August 31, 2017, advertising expense was $54,087, $12,548, and $39,628, respectively.

Income Taxes

The Company adopted the provisions of ASC 740, “Income Taxes.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying condensed consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2018, tax years 2014 - 2018 remain open for IRS audit and tax years 2015–2018 remain open for HM Revenue & Customs (“HMRC”) audit. The Company has received no notice of audit from the IRS or HMRC for any of the open tax years.

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings Per Share,” basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common stock shares outstanding during the period. The Company does not currently have any potential dilutive securities outstanding as of December 31, 2018, December 31, 2017, and August 31, 2017.

Foreign Currency Translation and Transactions

The British Pound (“£”) is the functional currency of DEPT-UK and the UK operations whereas the financial statements are reported in United States Dollar (“USD,” “$”). Assets and liabilities are translated based on the exchange rates at the condensed consolidated balance sheet date, while revenue and expense accounts are translated at the average exchange rates prevailing during the period. Equity accounts are translated at historical exchange rates. The resulting translation gain and loss adjustments are accumulated as a component of shareholders’ equity and other comprehensive loss.

Comprehensive Loss

The Company reports comprehensive loss and its components in its consolidated financial statements. Comprehensive loss consists of net loss on foreign currency translation adjustments affecting shareholders’ equity that, under U.S. GAAP, are excluded from net loss. As of December 31, 2018, the exchange rate between U.S. Dollars and British Pounds was US$1.28 = £1.00, and the weighted average exchange rate for the year ended December 31, 2018 was US$1.31 = £1.00. As of December 31, 2017, the exchange rate between U.S. Dollars and British Pounds was US$1.35 = £1.00, and the weighted average exchange rate for the four months ended December 31, 2017 was US$1.32 = £1.00. As of August 31, 2017, the exchange rate between U.S. Dollars and British Pounds was US$1.29 = £1.00, and the weighted average exchange rate for the year ended August 31, 2017 was US$1.31 = £1.00. For the acquisitions described herein, the weighted average exchange rates varied by each acquisition based on the date of acquisition exchange rate.

Going Concern

The Company had net loss attributable to common shareholders for the year ended December 31, 2018 of $2,678,222 and a working capital deficit as of December 31, 2018 of $744,166, and has cash used in operations of $3,411,266 for the year ended December 31, 2018. In addition, as of December 31, 2018, the Company had a stockholders’ deficit and accumulated deficit of $3,113,918 and $5,964,764, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards and updates as issued. No new standards or updates had any material effect on these financial statements. The accounting pronouncements and updates issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these financial statements. Management does believe that some of the subsequent pronouncements will have a material effect on these financial statements as presented and does not anticipate the need for any future restatement of these financial statements because of the retro-active application of any accounting pronouncements issued subsequent to December 31, 2018 through the date these financial statements were issued.

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

NOTE 2 – ACQUISITIONS

Acquisition of Tapped and Packed Ltd

On November 1, 2017, DEPT-UK entered into an acquisition agreement (the “Tapped Acquisition Agreement”) with Tapped and Packed Ltd (“Tapped”), a United Kingdom corporation. Richard Lilley, an individual (“Lilley”), was the owner of record of 100 capital shares of Tapped. Pursuant to the Tapped Acquisition Agreement, Tapped stock was transferred to DEPT-UK on November 1, 2017, in consideration of £175,000 and 1,546,875 shares of common stock of the Company. The £175,000 was paid in October 2017 as a prepayment to the completion date of November 1, 2017. Stefan Allesch-Taylor (“Allesch-Taylor”), Chairman of the Company, utilized his personally owned shares of common stock of the Company, and assigned the 1,546,875 shares (the “Allesch-Taylor Shares”) from his ownership to Lilley. In exchange for the use of the Allesch-Taylor Shares, which were provisionally valued at $1,918,125, the Board of Directors issued Allesch-Taylor 1,325,000 Preference Shares of DEPT-UK. The Provisional Share Compensation Value was determined by the previous day’s closing price of $1.24 per share. The Company’s common stock is thinly-traded and an insignificant amount of stock traded has historically caused significant fluctuations in the price per share of the Company’s common stock. The Allesch-Taylor Shares of common stock were assigned to Lilley on or about October 19, 2017 and were released in accordance to the agreement. See Notes 1, 7 and 8. Also in connection with the Tapped Acquisition Agreement, Gill and Lopez were appointed to serve on Tapped’s Board of Directors.

The following table summarizes the consideration given for DEPT-UK and the fair values of the assets and liabilities assumed at the acquisition date.

Consideration given:

Cash given	$237,877
Common stock shares given	1,918,125

Total consideration given	$2,156,002

Fair value of identifiable assets acquired, and liabilities assumed:

Cash	$200,582
Prepaid expense	92,052
Inventory	51,411
Fixed assets, net	73,337
Deposits	119,999
Accrued expenses	(192,645)
Short-term note payable	(200,804)
Deferred taxes	(1,184)
Total identifiable net liabilities	142,748
Goodwill	2,013,254
Total consideration	$2,156,002

The revenue and net loss for Tapped, as reflected in the consolidated statement of operations, for the year ended December 31, 2018, to reflect the current period, was $1,813,980 and $78,765, respectively, and for the four months ended December 31, 2017 and the year ended August 31, 2017, the financial statements were unavailable.

Acquisition of Bea’s of Bloomsbury Limited

On May 23, 2018, DEPT-UK entered into an acquisition agreement (the “Bea’s Acquisition Agreement”) with Bea’s, a United Kingdom corporation. Pursuant to the Bea’s Acquisition Agreement, Bea’s stock was transferred to DEPT-UK on May 23, 2018, in consideration of 1,933,239 shares of common stock of the Company. The Company’s common stock was valued at $0.84 therefore the Company recorded the value of $1,623,921. Management recorded a provisional goodwill, as of December 31, 2018, of $1,698,321, which is attributable to common synergies, the workforce, and may be adjusted based on management’s final determination of the fair value of the assets and liabilities acquired. See Notes 1, 7 and 8.

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

The revenue and loss for Bea’s, as reflected in the consolidated statement of operations, for the year ended December 31, 2018, to reflect the current period, was $1,327,064 and $575,064, respectively, and for the four months ended December 31, 2017 and the year ended August 31, 2017, the financial statements were unavailable.

Acquisition of Coffee Global Limited

On November 15, 2018, DEPT-UK entered into a share purchase agreement for the acquisition of Coffee Global Limited (a/k/a Cafe2u, the “Coffee Global Acquisition Agreement”) with Thomas Acland, David Downie, William Vernon, Kate Elizabeth Acland, and Martyn Ward. Pursuant to the Coffee Global Acquisition Agreement, Cafe2u’s stock was transferred to DEPT-UK on November 15, 2018, in consideration of £825,000 ($997,350), to be paid in two installments; 1) £357,000 ($458,299) at the execution of the agreement, 2) additional consideration (in such sum as to be determined pursuant to the determination of the Completion Accounts in accordance with the provision of the Share Purchase Agreement) to be paid 50% by shares (340,997) in the Company and 50% in cash up to the maximum total additional consideration sum of £468,000 ($545,594). Management has calculated provisional goodwill of $1,192,169, which is attributable to common synergies, the workforce, and may be adjusted based on management’s final determination of the fair value of the assets and liabilities acquired. See Notes 1 and 7.

The following table summarizes the consideration given by DEPT-UK and the provisional fair values of the assets and liabilities assumed at the acquisition date.

Consideration given:

Cash given	$458,299
Deferred loan	545,594

Total consideration given	$1,003,893

Fair value of identifiable assets acquired, and liabilities assumed:

Cash	$1,867
Accounts receivable	39,829
Inventory	12,461
Prepaid expenses	12,615
Fixed assets, net	14,313
Accrued expenses	(269,315)
Taxes payable	(46)
Total identifiable net liabilities	(188,276)
Goodwill	1,192,169
Total consideration	$1,003,893

The revenue and income for Cafe2u, as reflected in the consolidated statement of operations, for the years ended December 31, 2018, to reflect the current period, was $439,494 and $35,532, respectively, and for the four months ended December 31, 2017 and the year ended August 31, 2017, the financial statements were unavailable.

Acquisition of The Roastery Department Ltd.

On December 1, 2018, DEPT-UK executed a Share Purchase Agreement (“The Roastery Acquisition Agreement”) with Silverstream Investments Ltd. for the acquisition of The Roastery Department Ltd. (“The Roastery”). The Roastery Acquisition Agreement provided Silverstream with preference shares of DEPT-UK in the amount of £2,750,000 ($3,506,433), which at closing was satisfied by the issuance of 2,750,000 shares. The Roastery became a subsidiary of DEPT-UK as a result of the transaction. The Roastery is a specialty coffee roaster and has one location in the UK. Management has calculated provisional goodwill of $3,771,803, which is attributable to common synergies, the workforce, and may be adjusted based on management’s final determination of the fair value of the assets and liabilities acquired. See Notes 1 and 7.

The following table summarizes the consideration given by the Company and the provisional fair values of the assets and liabilities assumed at the acquisition date.

Consideration given:

Shares given	$3,506,433

Total consideration given	$3,506,433

Fair value of identifiable assets acquired, and liabilities assumed:
Cash	$30,497
Accounts receivable	122,100
Prepaid expenses	(337)
Fixed assets, net	117,137
Accounts payable	(51,404)
Accrued expenses	(580,665)
Taxes payable	97,302
Total identifiable net liabilities	(265,370)
Goodwill	3,771,803
Total consideration	$3,506,433

The revenue and loss for The Roastery, as reflected in the consolidated statement of operations, for the year ended December 31, 2018, to reflect the current period, was $34,227 and $24,270, respectively.

Acquisition of Dollop Coffee, LLC

On December 1, 2018, the Company entered into a Capital Contribution Agreement (the “Dollop Acquisition Agreement”) with Paul Leisen, Joan Lundgren, John Sweeney, Jacob Muller and Travis Schaffner to acquire 51% of the membership interest of Dollop. Additionally, the Company issued shares of common stock of the Company with a fair market value of $50,000, or 62,500 shares, to Dollop Brand, LLC. As of December 31, 2018, these shares were not issued and recorded as issuable. Management has calculated provisional goodwill of $1,296,372, which is attributable to common synergies, the workforce, and may be adjusted based on management’s final determination of the fair value of the assets and liabilities acquired. See Notes 1 and 7.

The following table summarizes the consideration given by the Company and the provisional fair values of the assets and liabilities assumed at the acquisition date.

Consideration given:

Cash given	$1,000,000
Shares given	50,000

Total consideration given	$1,050,000

Fair value of identifiable assets acquired, and liabilities assumed:

Cash	$91,841
Accounts receivable	51,768
Inventory	172,368
Loan receivable	6,130
Prepaid expenses	30,951
Fixed assets, net	1,156,486
Accounts payable	(213,974)
Accrued expenses	(251,372)
Taxes payable	(89,481)
Loans payable, current portion	(133,810)
Loans payable, non-current portion	(1,303,988)
Total identifiable net liabilities	(483,082)
Percentage of company acquired	51%
Total identifiable net liabilities acquired	(246,372)
Goodwill	1,296,372
Total consideration	$1,050,000

The revenue and loss for Dollop, as reflected in the consolidated statement of operations, for the year ended December 31, 2018 was $796,453 and $138,870. The December 31, 2017 financials are not available at this time.

Other Acquisitions

During the year ended December 31, 2018, the Company executed six purchase agreements and asset purchase agreements with various third parties to acquire in the aggregate five other coffee shops and one roastery (“Other Acquisitions”). The acquired businesses became subsidiaries of the Company. The acquired assets were incorporated into the operations of DEPT-UK. These acquisitions, in the aggregate, were for $660,404 in cash and deferred cash payments of $594,692. See Note 1 and 7.

Consideration given:

Cash given	$783,869
Deferred consideration	594,692
Total consideration given	$1,255,096

Fair value of identifiable assets acquired, and liabilities assumed:
Cash	$112,252
Accounts receivable, net	11,823
Inventory	14,519
Prepaid expenses	5,338
Fixed assets, net	230,360
Deposits	34,854
Accounts payable	(23,627)
Accrued expenses	(253,034)
Taxes payable	(39,399)
Loans	(31,651)
Deferred taxes	(11,942)
Other long-term liabilities	(1,249)
Total identifiable net assets	(158,124)
Goodwill	1,413,220
Total consideration	$1,255,096

Pro-Forma Financial Information

The following unaudited pro-forma data summarizes the result of the operations for the year ended December 31, 2018 and 2017, as if the acquisition of Bea’s, Cafe2u, The Roastery, Dollop and the Other Acquisitions had been completed on January 1, 2017. The pro-forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place on January 1, 2017. The Company used the year ended December 31, 2017 to reflect its new fiscal year.

	For the Year Ended December 31, 2018
	Coffeesmiths						Other	Pro-forma
	Collective	Tapped	Bea’s	Cafe2u	Roastery	Dollop	Acquisitions	Adjustments	Totals
Revenue, net	$6,014,245	$1,810,171	$2,004,068	$1,703,889	$654,780	$10,515,437	$1,806,903	$-	$24,509,493
Operating expenses	7,617,992	1,887,572	2,801,588	1,937,149	830,405	10,920,579	1,912,732	-	27,908,017
Loss from operations	(1,603,747)	(77,401)	(797,520)	(233,260)	(175,625)	(405,142)	(105,829)	-	(3,398,524)
Other income (expense)	(70,996)	(1,199)	-	-	-	-	-	-	(72,195)
Loss before income taxes	(1,674,743)	(78,600)	(797,520)	(233,260)	(175,625)	(405,142)	(105,829)	-	(3,470,719)
Net loss attributable to common shareholders	$(1,674,743)	$(78,600)	$(797,520)	$(233,260)	$(175,625)	$(405,142)	$(105,829)	$-	$(3,470,719)
Net loss per common share - basic	$(0.01)								$(0.02)
Weighted average number of common shares outstanding during the period - basic	208,288,685								208,288,685

	For the Year Ended December 31, 2017
	Coffeesmiths						Other	Pro-forma
	Collective	Tapped	Bea’s	Cafe2u	Roastery	Dollop	Acquisitions	Adjustments	Totals
Revenue, net	$4,778,866	$2,208,971	$2,471,550	$3,206,101	$529,559	$10,515,437	$2,182,833	$-	$25,893,317
Operating expenses	5,852,095	2,058,828	2,885,938	3,180,131	783,134	10,920,579	2,129,158	-	27,809,862
Loss from operations	(1,073,229)	150,143	(414,388)	25,970	(253,575)	(405,142)	53,675	-	(1,916,545)
Other income (expense)	(410)	(873)	-	-	-	-	-	-	(1,284)
Loss before income taxes	(1,073,639)	149,270	(414,388)	25,970	(253,575)	(405,142)	53,675	-	(1,917,829)
Net loss attributable to common shareholders	$(1,073,639)	$149,270	$(414,388)	$25,970	$(253,575)	$(405,142)	$53,675	$-	$(1,917,829)
Net loss per common share - basic	$(0.01)								$(0.01)
Weighted average number of common shares outstanding during the period - basic	207,100,000								207,100,000

NOTE 3 – INVENTORY

The Company has inventory of various items used for the sale of coffee and complementary products. As of December 31, 2018, December 31, 2017 and August 31, 2017, the Company had inventory of $391,824, $96,938 and $47,477, respectively. The Company accounts for its inventory using the lower of cost or market and the cost of sales are recorded utilizing the first in first out (“FIFO”) method.

The inventory is as follows:

	December 31,	December 31,	August 31,
	2018	2017	2017
Consumable products	$73,758	$39,775	$17,894
Cold brew	9,687	-	-
Retail products	34,333	18,030	24,117
Food and drinks	274,046	39,133	5,466
Total inventory	$391,824	$96,938	$47,477

NOTE 4 – FIXED ASSETS

The Company has fixed assets including computer equipment, office equipment, site equipment and machinery, site fit out costs, site furniture, fixtures and fittings, as reflected in the table below:

	December 31,	December 31,	August 31,
	2018	2017	2017
Computer equipment	$81,783	$88,484	$62,038
Motor vehicles	63,481	-	-
Office equipment	37,307	22,599	22,526
Site furniture, fixtures and fittings	797,509	454,070	366,661
Leasehold improvements	4,957,158	1,808,104	1,606,067
Site equipment and machinery	730,172	499,831	236,972
Subtotal	6,667,410	2,873,088	2,294,264
Less: Accumulated depreciation	(1,297,274)	(897,016)	(622,088)
Fixed assets, net	$5,370,137	$1,976,072	$1,672,176

The depreciation expense for the year ended December 31, 2018, the four months ended December 31, 2017, and the year ended August 31, 2017, was $539,539, $99,460, and $183,374, respectively. The variance between the expense and the increase in accumulated depreciation is due to timing of the currency translation calculation.

NOTE 5 – INTANGIBLE ASSETS

Website Development

The Company has intangible assets related to website development. The amortization of the intangible assets is over a three-year period.

The amortization expense for the year ended December 31, 2018, the four months ended December 31, 2017, and the year ended August 31, 2017, was $3,497, $2,357, and $7,271, respectively. The variance between the expense and the increase in accumulated amortization is due to timing of the currency translation calculation.

The future estimated amortization expense is as follows:

2019	$7,603
2020	$-
2021	$-
2022	$-
2023	$-
Future	$-
Total	$-

Goodwill

The Company has goodwill related to the various acquisitions. The Company has not determined the deductibility of goodwill for tax purposes. As of December 31, 2018, the Company has $11,227,064 of goodwill, as allocated below:

Balance, August 31, 2017	$-
Acquisitions	2,013,254
Balance, December 31, 2017	2,013,254
Acquisitions	9,371,885
Balance, December 31, 2018	$11,385,139

NOTE 6 – NOTES PAYABLE

The Company has notes payable as of December 31, 2018, December 31, 2017, and August 31, 2017, are as follows:

	December 31, 2018			December 31, 2017			August 31, 2017
		Accrued			Accrued			Accrued
	Principal	Interest	Total	Principal	Interest	Total	Principal	Interest	Total
Arch Investments	$2,194	$-	$2,194	$2,194	$-	$2,194	$2,194	$-	$2,194
Arch Investments	5,067	-	5,067	5,067	-	5,067	5,067	-	5,067
Arch Investments	5,065	-	5,065	5,065	-	5,065	5,065	-	5,065
Arch Investments	15,873	-	15,873	15,873	-	15,873	15,873	-	15,873
Arch Investments	4,349	-	4,349	4,349	-	4,349	4,349	-	4,349
HSBC	262,158	13,343	275,501	391,898	4,852	396,750	409,718	-	409,718
HSBC	65,159	3,063	68,222	92,281	9,482	101,763	-	-	-
Deij Capital Limited (1)	10,786	-	10,786	11,417	-	11,417	70,079	-	70,079
Chase SBA	191,667	-	191,667	-	-	-	-	-	-
Chase	614,702	-	614,702	-	-	-	-	-	-
Pinnacle	81,385	-	81,385	-	-	-	-	-	-
Schaffner	398,210	-	398,210	-	-	-	-	-	-
Coffee Global Loan	(8,724)	-	(8,724)	-	-	-	-	-	-
BSD LLC Loan	226	-	226	-	-	-	-	-	-
Citibank LOC	65,589	-	65,589	-	-	-	-	-	-
HSBC	15,160	-	15,160	-	-	-	-	-	-
HP Loan	22,644	-	22,644	-	-	-	-	-	-
Total	$1,751,510	$16,406	$1,767,916	$528,144	$14,334	$542,478	$512,345	$-	$512,345

(1) Related party

On July 1, 2014, DEPT-UK entered into a business loan with Deij Capital Limited (“Deij Capital”), a related party in which Gill is the director and owner. The loan is for 3 years, with an interest rate of 0%. The note has been extended to July 1, 2019. The imputed interest is deemed immaterial as of December 31, 2018. The facility loan was for $171,437 (£100,000) to be drawn down as and when required. On September 30, 2016, Deij Capital converted the balance due of $179,534 (£135,464) into 135,464 shares of Preference Shares. On May 31, 2017, Deij Capital converted of the balance due $63,990 (£51,500) into 51,500 shares of Preference Shares. On October 1, 2018, Deij Capital forgave this business loan (see Note 7).

On July 31, 2014, DOCASA executed a promissory note for $2,194 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and is non-interest bearing. The imputed interest is deemed immaterial as of December 31, 2018. As of December 30, 2018, December 31, 2017, and August 31, 2017, the principal was $2,194. This note was acquired by Arch Investments, LLC.

On April 30, 2015, DOCASA executed a promissory note for $5,067 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and is non-interest bearing. On July 20, 2016, Arch Investments, LLC acquired this promissory note due to Nami Shams. The imputed interest is deemed immaterial as of December 31, 2018. As of December 31, 2018, December 31, 2017, and August 31, 2017, the principal was $5,067.

On July 31, 2015, DOCASA executed a promissory note for $5,065 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and is non-interest bearing. The imputed interest is deemed immaterial as of December 31, 2018. As of December 31, 2018, December 31, 2017, and August 31, 2017, the principal was $5,065. This note was acquired by Arch Investments, LLC.

On October 31, 2015, DOCASA executed a promissory note for $15,873 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and is non-interest bearing. The imputed interest is deemed immaterial as of December 31, 2018. As of December 31, 2018, December 31, 2017, and August 31, 2017, the principal was $15,873. This note was acquired by Arch Investments, LLC.

On January 31, 2016, DOCASA executed a promissory note for $4,349 with Nami Shams, a former officer and director of the Company. The note has no set term of repayment and is non-interest bearing. The imputed interest is deemed immaterial as of December 31, 2018. As of December 31, 2018, December 31, 2017, and August 31, 2017, the principal was $4,349. This note was acquired by Arch Investments, LLC.

On July 28, 2016, DEPT-UK entered into a business loan with HSBC. The loan is a development loan drawn down against development invoices. The loan is for four years, with an interest rate of 4.5% over the Bank of England base rate. The loan repayment is monthly, interest-only payments for the first nine months followed by monthly repayments of principal and interest over the remaining forty-two months. The loan was for $437,992 (£352,500) with an initial $115,767 (£93,178) drawn. The outstanding principal and accrued interest as of December 31, 2018, December 31, 2017, and August 31, 2017, was $264,587 (£249,067), $391,828 (£290,243), and $409,718 (£317,941), respectively. As of December 31, 2018, the current portion was $105,834 and the non-current portion was $211,975.

On September 8, 2016, Tapped, prior to being acquired by DEPT-UK, entered into a business loan with HSBC. The loan is for five years, with an interest rate of 5.51%. The loan was for £90,000. The outstanding principal as of December 31, 2018, and 2017, was $23,356 and $68,925, respectively. As of December 31, 2018, the current portion was $129,814 and the non-current portion was $41,826.

On July 28, 2017, Dollop, prior to being acquired by the Company, entered into a business loan with Chase SBA. The loan is for ten years, with an interest rate of 6.51%. The loan was for $217,500. The outstanding principal as of December 31, 2018 was $191,666. As of December 31, 2018, the current portion was $29,707 and the non-current portion was $161,960.

On August 9, 2018, Dollop, prior to being acquired by the Company, entered into a business loan with Chase. The loan is for five years, with an interest rate of 8.35%. The loan was for $650,000. The outstanding principal as of December 31, 2018 was $614,702. As of December 31, 2018, the current portion was $107,892 and the non-current portion was $506,810.

On October 17, 2017, Dollop, prior to being acquired by the Company, entered into a promissory note with Travis Schaffner. The maturity date is January 20, 2026, with an interest rate of 1.83%. The note was for $449,054. The outstanding principal as of December 31, 2018 was $398,210. As of December 31, 2018, the current portion was $60,000 and the non-current portion was $338,210.

On February 13, 2018, Dollop, prior to being acquired by the Company, entered into a business loan with Pinnacle Capital Partners. The loan is for five years, with an interest rate of 6%. The loan was for $101,700. The outstanding principal as of December 31, 2018 was $81,385. As of December 31, 2018, the current portion was $26,346 and the non-current portion was $55,039.

Maturities of the long-term debt for each of the next five years and thereafter are as follows:

Year Ending December 31,
2019	$482,417
2020	328,861
2021	281,175
2022	201,374
2023	234,077
Future	223,606
Total	$1,751,510

NOTE 7 – RELATED PARTIES TRANSACTIONS

For the year ended August 31, 2017, the Company purchased $194,352 (£150,817) of cakes from Dee Light Bakery Limited (“Dee Light”), a company which Gill, the vice chairman of the Company, was a 50% shareholder (until November 2016).

For the year ended August 31, 2017, the Company made sales or advances of $530,780 to The Roastery Department Ltd. (“The Roastery Department”) and made purchases from it of £217,418, for the year ended August 31, 2017. As of August 31, 2017, the Company had receivables and payables from The Roastery Department. The period ended August 31, 2017 netted as payables of $1,198,811 (£930,277). Gill, the Company’s vice chairman, and Ashley Lopez (“Lopez”), the Company’s chief executive officer, were both unpaid directors of The Roastery Department until they resigned on December 1, 2016. The Company, when purchasing products from The Roastery Department, was provided a discount due to the strategic relationship between the two parties which provided the Company its purchases at cost. On December 1, 2018, DEPT-UK acquired The Roastery Department (see Note 2). The outstanding balances between the Company and The Roastery Department have been eliminated through intercompany eliminations.

As of December 31, 2018, and 2017, and August 31, 2017, the Company owed Allesch-Taylor, the Company’s chairman, payables of $37,698 (£28,777), $39,667 (£29,383), and $41,174 (£31,951), respectively.

As of December 31, 2018, and 2017, and August 31, 2017, the Company owed Lopez, the Company’s chief executive officer, payables of $26,430, $14,679, and $893, respectively.

As of December 31, 2018, and 2017, and August 31, 2017, the Company owed Deij Capital, a company in which Gill, the deputy chairman of the Company, is the director and owner, notes payable of $0 (£0), $11,413 (£8,454), and $70,079 (£56,454), respectively. On October 1, 2018, Deij Capital forgave this business loan (see Note 6).

The Company has an employment agreement with Lopez, our CEO, and did have a consulting agreement with Clearbrook Capital Partners LLP (“Clearbrook”), an entity where Kazi Shahid, our former CFO, was a partner and also served as CFO. Allesch-Taylor is a director of Clearbrook. The agreement with Clearbrook was terminated on March 15, 2017.  Mr. Shahid was compensated $67,803 for the year ended August 31, 2017.

On December 21, 2018, the Company advanced $511,738 (£401,402) funds to MDG 02 Limited (“MDG”), a company owned by Gill, a director of the Company, in return for an option to purchase 100% of the share capital of MDG for £1. MDG used the proceeds to acquire two coffee shops in the UK. The option expires on December 20, 2038. Gill provided the option to the Company as an informal security for the repayment of the advanced funds. The advance is not formally documented and does not bear or accrued interest. The Company accounts for the option as a financial instrument, with a fair value that is not readily determinable.

The above related party transactions are not considered as arm’s length transactions.

NOTE 8 – SHAREHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue up to 250,000,000 shares of common stock. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a shareholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

On May 23, 2018, the Company issued 1,932,239 shares of common stock to various third parties as compensation for the acquisition of Bea’s (see Notes 1 and 2).

On December 1, 2018, the Company recorded 62,500 shares of common stock as issuable in regards to the acquisition of Dollop (see Note 2).

As of December 31, 2018, the Company has not granted any stock options and has not recorded any stock-based compensation.

Preference Shares and Non-Controlling Interest

Non-controlling interest is shown as a component of shareholders’ deficit on the consolidated balance sheets and the share of new loss attributable to non-controlling interest is shown as a component of net loss in the consolidation statements of operations and comprehensive loss.

The following schedule discloses the effects of changes in the Company’s ownership interest in its subsidiaries on the Company’s equity:

For the Year Ended
December 31, 2018
Net loss attributable to The Coffeesmiths Collective, Inc.	$2,682,300
Decrease in additional paid in capital related to Recognition of Non-Controlling Interest Attributable to Department of Coffee and Social Affairs Ltd.	4,077
Change in net loss attributable to The Coffeesmiths Collective, Inc. and transfers to Non-Controlling Interest	$2,678,222

The Articles of Association of DEPT-UK, pursuant to the Companies Act 2006, authorized DEPT-UK to issue up to 25,000,000 preference shares, par value £1.00 per share (such subsidiary preference shares referred to herein as “Preference Shares”). Such Preference Shares have no votes and limited distribution rights. Subject to the provisions of the Companies Act 2006, DEPT-UK shall have the right pursuant to Section 687-688 of the Companies Act 2006 to redeem at par the whole or any part of the Preference Shares at any time or times after the date of issue of the said Preference Shares upon giving to the holders not less than three months’ previous notice in writing. The Preference Shares, at the discretion of the Board of Director of DEPT-UK, can be purchased at the value they were issued or can be converted into contributed capital. The Preference Shares are accounted for as non-controlling interest. As of December 31, 2018, December 31, 2017 and August 31, 2017, 14,509,672, 3,575,078 and 1,642,826 shares were outstanding, respectively. Of the outstanding shares, 1,603,460, 1,708,209 and 368,209 were issued to related parties (Stefan Allesch-Taylor and Matthew Gill), as of December 31, 2018, December 31, 2017 and August 31, 2017, respectively.

DEPT-UK has a non-controlling interest of 0.2%. For the year ended December 31, 2018, the Company had a non-controlling interest of $4,077. For the four months ended December 31, 2017 and the year ended August 31, 2017, the Company had a non-controlling interest of $638 and $1,230, respectively.

On February 28, 2017, 51,500 Preference Shares were issued to Deij Capital in exchange for a debt of $36,500 (£51,500). See Note 7.

On December 5, 2017, Borough Capital contributed $25,000 (£18,583) to DEPT-UK, in exchange for 18,583 Preference Shares.

On December 14, 2017, Borough Capital contributed $45,000 (£33,488) to the DEPT-UK, in exchange for 33,488 Preference Shares.

During the four months ended December 31, 2017, 20,000 Preference Shares were issued for contributions of $26,558 (£20,000) to DEPT-UK.

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

On December 1, 2018, 2,750,000 Preference Shares were issued for the purchase of The Roastery valued at $3,506,433 (£2,750,000).

During the year ended December 31, 2018, 10,934,594 Preference Shares were issued for contributions of $10,592,782 (£8,184,574) to DEPT-UK.

Contributions were used to fund working capital, acquisitions and capital expenditures. The Preference Shares are reflected on the consolidated balance sheet as non-controlling interest.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of April 16, 2019, there were no pending or threatened lawsuits.

Lease Commitment

We lease office space in Schaumburg, Illinois, pursuant to a lease that is monthly. This facility serves as our corporate office.

Future minimum lease payments under leases with the various subsidiaries, are as follows:

2019	$2,607,092
2020	2,411,427
2021	2,192,946
2022	1,828,417
2023	1,408,960
Future	3,505,437
Total	$13,954,279

Note: The above table will change in each future filing due to currency translation as applicable.

The Company has 29 leases in the UK, of which one is for the administrative office, a central kitchen, two roasteries and 24 storefronts. We have 20 leases in the United States, 19 storefronts and one roastery. Various leases have break out dates prior to expiration.

Rent expense for the year ended December 31, 2018, the four months ended December 31, 2017, and the year ended August 31, 2017, was $1,488,265, $252,528, and $463,655, respectively.

NOTE 10 – CONCENTRATIONS

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

The Company places its temporary cash investments with financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) for the United States and the Financial Services Compensation Scheme (“FSCS”) for the United Kingdom. No amounts exceeded federally insured limits as of December 31, 2018. There have been no losses in these accounts through December 31, 2018.

Concentration of Customer

The Company has one customer, which, for the year ended December 31, 2018, the four months ended December 31, 2017, and the year ended August 31, 2017, had sales of $535,785 (£408,996, 5.3% of total revenue), $295,659 (£223,476, 14.3% of total revenue), and $557,416 (£426,180, 13.3% of total revenue), respectively. The Company has a contract with the customer that expires in February 2020.

NOTE 11 – REVENUE CLASSES

Selected financial information for the Company’s operating revenue classes are as follows:

	For the year	For the four	For the year
	ended	months ended	ended
	December 31,	December 31,	August 31,
	2018	2017	2017
Revenues:
Coffee and complementary food products	$9,306,337	$1,823,938	$3,669,307
Coffee school	7,592	3,704	12,425
Management fees	735,917	238,468	498,751
Total	$10,049,846	$2,066,111	$4,180,483

NOTE 12 – CAPITAL LEASE OBLIGATIONS

The Company leases various assets under capital lease. As of December 31, 2018, December 31, 2017, and August 31, 2017, capital lease obligations consisted of the following:

	December 31,	December 31,	August 31,
	2018	2017	2017
Computer equipment	$-	$-	$57,128
Office equipment	86,476	-	20,420
Site equipment and machinery	263,469	356,778	355,914
Site fit out costs	23,274	25,358	-
Site furniture, fixtures and fittings	58,776	138,454	233,669
Total fixed assets	431,995	520,591	667,131
Less: Accumulated depreciation	106,739	69,857	240,246
Fixed assets, net	$325,256	$450,733	$426,885

Aggregate future minimum rentals under capital leases are as follows:

2019	$201,294
2020	190,601
2021	62,972
2022	25,655
2023	-
Future	-
Total	480,522
Less: Interest	59,701
Present value of minimum lease payments	420,821
Less: Current portion of capital lease obligations	175,005
Capital lease obligations, net of current portion	$245,816

NOTE 13 – INCOME TAXES

As of December 31, 2018, December 31, 2017, and August 31, 2017, the Company has U.S. net operating loss carry forwards of $919,868, $300,416, and $88,646. The carry forward expires through the year 2039. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% to loss before taxes for fiscal year 2018 and the four months ended December 31, 2017), as follows:

	December 31,	December 31,	August 31,
	2018	2017	2017

Tax expense (benefit) at the statutory rate
Federal	$(30,812)	$(9,331)	$(45,553)
Non-U.S.	(481,759)	(3,555)	(367,468)
State income taxes, net of federal income tax benefit	(11,738)	(89,615)	(3,606)
Non-deductible items		-
Federal	4,618	-	15,832
Non-U.S.	519,691	102,501	367,468
Change in valuation allowance	-	-	33,327

Total	$-	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax years 2018 and 2017 remains to examination by federal agencies and other jurisdictions in which it operates.

The tax effect of significant components of the Company’s deferred tax assets and liabilities at December 31, 2018 and 2017, are as follows:

	December 31,	December 31,	August 31,
	2018	2017	2017

Deferred tax assets:
Net operating loss carryforward	$561,409	$177,351	$30,140
Less: Deferred tax asset valuation allowance	(561,409)	(177,351)	(30,140)

Total net deferred taxes	$-	$-	$-

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

Because of the historical earnings history of the Company, the net deferred tax assets for 2018 and 2017 were fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $561,409, $177,351, and $30,140 as of December 31, 2018, December 31, 2017, and August 31, 2017, respectively.

On December 22, 2017, the United States Government passed new tax legislation that, among other provisions, will lower the corporate tax rate from 34% to 21%. In addition to applying the new lower corporate tax rate in 2018 and thereafter to any taxable income we may have, the legislation affects the way we can use and carry forward net operating losses previously accumulated and results in a revaluation of deferred tax assets recorded on our balance sheet. Given that the deferred tax assets are offset by a full valuation allowance, these changes will have no net impact on the Company’s financial position and net loss.

The Company believes that the goodwill attributable to acquisitions (see Note 2) will be tax deductible, as applicable.

NOTE 14 – SUBSEQUENT EVENTS

Subsequent to December 31, 2018, the Company executed an asset purchase agreement and share purchase agreements with various third parties for the acquisition of 18 coffee shops, a trademark and assets for approximately £5.7 million. The acquisitions, as applicable, became subsidiaries of DEPT-UK as a result of the transaction.

On February 18, 2019, Dept. Cold Brew changed its name to Baker & Spice (London) Ltd.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean the company’s controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

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

In evaluating the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, management used the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the criteria established by COSO, management (with the participation of the CEO and the CFO) identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2018, which arose from the limited number of number of staff at the Company and the inability to achieve proper segregation of duties:

The Company lacked effective controls for ensuring the accuracy of reporting over significant account balances, including the review, approval, and documentation of related transactions and account reconciliations and other complex accounting procedures.

The Company lacked effective controls because their directors are not independent.

The Company does not have any personnel with knowledge of United States Generally Accepted Accounting Principles (“GAAP”) or reporting to the Securities and Exchange Commission thereby relies on a third-party consultant for these matters.

As a result of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

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

Name	Age	Position

Stefan Allesch-Taylor CBE	49	Chairman (1)
Matthew Gill	46	Vice-Chairman (1)
Ashley Lopez	32	Chief Executive Officer (1), President (1)
Phillip Maritz	36	Chief Financial Officer (2)

(1)	Appointed on September 1, 2016.

(2)	Appointed on August 28, 2018.

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

Matthew Gill – Vice Chairman

Matthew Gill has been an executive director and an investor of a number of organizations, both public and private over the last 15 years in the United States and United Kingdom. He has worked principally in corporate start-ups and turnarounds as a strategic advisor in a variety of sectors, including property, technology, food retail and financial services, helping to arrange finance when necessary.

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

Mr. Gill holds a BSc in Business Administration from Coventry University.

Ashley Lopez – Chief Executive Officer and President

Ashley Lopez is a Chicago native who studied in Minnesota and subsequently in London. She became a Director of Department of Coffee and Social Affairs in March 2012. Ashley has served as the Head of HR, Chief Operating Officer and was appointed Chief Executive Officer in January 2015. Ashley led and executed the growth plan for Department of Coffee and Social Affairs. Responsible for more than 500 employees in the United Kingdom. She led the businesses expansion into the United States as well as overseeing the acquisitions of businesses in the United Kingdom.

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

Phillip Maritz – Chief Financial Officer

Phillip Maritz is a Board level CFO with a demonstrable track record of influencing strategic decisions within fast growth mid-market organizations that are expanding via a buy-and-build or international expansion. A South African native who was trained at BDO, subsequently moved to the UK in 2009 where he spent several years building his finance career within Tesco, Omnifone Group and more recently Paperhat Group. He joined Paperhat Group in 2014, sitting on the main Group Board and was pivotal in leading and growing the Group’s revenue from £11mil to £30mil and staff from 30 to 200 over 3 years. Phillip has a diverse skill set across fundraising, M&A and Due Diligence, commercial and strategic decision making and international expansion making him a valued addition to any business with an ambitious growth strategy.

Phillip was appointed as CFO for Department of Coffee and Social Affairs in September 2018. A key hire in which he will be instrumental in achieving their ambition to create the UK’s first national specialty coffee group.

Phillip holds a BA in Accounting from Stellenbosch University and a MA in Accounting from the University of South Africa. He is a registered chartered accountant with the South African Institute of Chartered Accountants.

There are no family relationships among any of our directors and executive officers.

Our directors are elected at the annual meeting of the shareholders, with vacancies filled by the Board of Directors, and serve until their successors are elected and qualified, or their earlier resignation or removal. Officers are appointed by the board of directors and serve at the discretion of the board of directors or until their earlier resignation or removal. Any action required can be taken at any annual or special meeting of shareholders of the corporation which may be taken without a meeting, without prior notice and without a vote, if consent of consents in writing setting forth the action so taken, shall be signed by the holders of the outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted and shall be delivered to the corporation by delivery to its registered office, its principle place of business, or an officer or agent of the corporation having custody of the book in which the proceedings of meetings are recorded.

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

Director Compensation

During the fiscal year ended December 31, 2018 and 2017, we did not have an independent director. Directors that were employees were not paid any fees for their role as director.

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

Directors’ and Officers’ Liability Insurance

The Coffeesmiths Collective, Inc. does not have directors’ and officers’ liability insurance insuring our directors and officers against liability for acts or omissions in their capacities as directors or officers.

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

We believe that members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date.

Board Leadership Structure and the Board’s Role in Risk Oversight.

The Board of Directors is led by the Chairman who is also the controlling shareholder. The Company has two directors, and a Chief Executive Officer and a Chief Financial Officer reporting to the Board of Directors. Our structure provides the Company with multiple leaders who represent the Company to our shareholders, regulators, business partners and other stakeholders, among other reasons set forth below.

●	This structure creates efficiency in the preparation of the meeting agendas and related Board materials as the Company’s Chief Executive Officer works directly with those individuals preparing the necessary Board materials and is more connected to the overall daily operations of the Company. Agendas are also prepared with the permitted input of the full Board of Directors allowing for any concerns or risks of any individual director to be discussed as deemed appropriate. The Board believes that the Company has benefited from this structure is in the best interest of the shareholders.

●	The Company believes this structure allows for efficient and effective oversight, given the Company’s relatively small size, its corporate strategy and focus.

The Board of Directors does not have a specific role in risk oversight of the Company. The Chairman, President and Chief Executive Officer and other executive officers and employees of the Company provide the Board of Directors with information regarding the Company’s risks.

Item 11. Executive Compensation.

The table below sets forth, for our last two fiscal years, the compensation earned by Ashley Lopez, our chief executive officer, president and former chief financial officer, Phillip Maritz, our chief financial officer, and Kazi Shahid, our former chief financial officer. The Company has executed an employment agreement with Ms. Lopez.

						Option	All
			Deferred			and	Other
Name and			Compen-		Stock	Warrant	Compen-
Principal Position		Salary	sation	Bonus	Awards	Awards	sation	Total

Ashley Lopez (1)	2018	$78,600	$-	$-	$-	$-	$-	$78,600
Chief Executive Officer,	2017	$77,700	$-	$-	$-	$-	$-	$77,700
President and Chief Financial Officer

Phillip Maritz (2)	2018	$26,200	$-	$-	$-	$-	$-	$26,200
Chief Financial Officer	2017	$-	$-	$-	$-	$-	$-	$-

Kazi Shahid (3)	2018	$-	$-	$-	$-	$-	$67,803	$67,803
Chief Financial Officer	2017	$-	$-	$-	$-	$-	$-	$-

(1)

Ms. Lopez was appointed to chief executive officer and president for the Company on September 1, 2016. Ms. Lopez was appointed to chief financial officer on March 15, 2017. On August_28, 2018, she resigned as chief financial officer. Previously, Ms. Lopez was appointed to the same positions at Department of Coffee and Social Affairs Limited on January 1, 2015. Ms. Lopez initially began with the subsidiary on March 1, 2012. Ms. Lopez is an employee of the subsidiary. Ms. Lopez salary is paid in British Pounds and the variance is due to the currency translation variance between the years.

(2)	Mr. Maritz was appointed to chief financial officer on August 28, 2018.

(3)	Mr. Shahid was appointed as chief financial officer for the Company on September 1, 2016 and resigned on March 15, 2017. Previously, Mr. Shahid was appointed to the same positions at Department of Coffee and Social Affairs Limited on January 17, 2016. Mr. Shadid initially began with the subsidiary on January 17, 2016. Mr. Shadid was compensated as a consultant through his consulting company.

Change in
Pension
Value and
	Fees			Non-Equity	Nonqualified
	Earned			Incentive	Deferred
	or Paid in	Stock	Warrant	Plan	Compensation	All Other
Director	Cash	Awards	Awards (1)	Compensation	Earnings	Compensation	Total

Stefan Allesch- Taylor (1)
2018	$-	$-	$-	$-	$-	$-	$-
2017	$-	$-	$-	$-	$-	$-	$-

Matthew Gill (2)
2018	$-	$-	$-	$-	$-	$-	$-
2017	$-	$-	$-	$-	$-	$-	$-

(1) Mr. Allesch-Taylor was appointed as Chairman on September 1, 2016. Mr. Allesch-Taylor purchased Department of Coffee and Social Affairs Limited, a subsidiary of The Coffeesmiths Collective, Inc., where he is the Chairman.

(2) Mr. Gill was appointed as Director on September 1, 2016. Mr. Gill was appointed on June 2, 2010, as a Director of Department of Coffee and Social Affairs Limited, a subsidiary of The Coffeesmiths Collective, Inc., where he is a Director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of the Company’s common stock (and preferred stock) as of December 31, 2018, for (i) each person or entity who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each executive officer and named officer; (iii) each director; and (iv) all of our officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each of the shareholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. Except as otherwise indicated, the address of each of the shareholders listed below is: c/o 1901 North Roselle Road, Suite 800, Schaumburg, Illinois 60195.

		Amount &
		Nature
		of Beneficial		Percent of
Title of Class	Name of Beneficial Owners	Ownership (1)		Class (2)

Common stock, $0.001 par value	Stefan Allesch-Taylor CBE (4)	110,300,000	(4)	75.1%
Common stock, $0.001 par value	Matthew Gill (4)	-	(4)	0.0%
Common stock, $0.001 par value	Ashley Lopez (3)	-	(3)	0.0%
Common stock, $0.001 par value	Phillip Maritz (3)	-	(3)	0.0%

Common stock, $0.001 par value	All officers and directors as a Group	110,300,000		75.1%

(1)	Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power to the shares of the Company’s common stock.

(2)	As of December 31, 2018, a total of ___ shares of the Company’s common stock are considered to be outstanding (and does not include issuable) pursuant to SEC Rule 13d-3(d)(1). For each Beneficial Owner listed, any options exercisable within 60 days have been also included for purposes of calculating their percent of class.

(3)	Officer.

(4)	Director.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

MODIFY.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined in Section 303A of the NYSE Listed Company Manual. Since the OTC Link quotation board operated by OTC Markets Group, Inc. does not have rules regarding director independence, the Board makes its determination as to director independence based on the definition of “independence” as defined under the rules of the New York Stock Exchange (“NYSE”).

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees billed by our principal independent accountants, Turner, Stone and Company (2018 and 2017) and Green & Company CPA’s (for a portion of 2017), for the categories of services indicated.

	Years Ended December 31,
Category	2018	2017
Audit Fees	$0	$79,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$0	$79,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibits

See the Exhibit Index following the signature page of this Registration Statement, which Exhibit Index is incorporated herein by reference.

Number	Description

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1, filed on July 22, 2014)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1, filed on July 22, 2014)
3.3	Certificate of Amendment, Change of Name (incorporated by reference to our Current Report on Form 8-K filed on August 16, 2016)
3.4	Certificate of Amendment, Change of Fiscal Year (incorporated by reference to our Current Report on Form 8-K filed on August 16, 2016)
10.1	Acquisition Agreement between DOCASA, Inc. (f/k/a FWF Holdings, Inc.) and Department of Coffee and Social Affairs Limited (incorporated by reference to our Current Report on Form 8-K filed on September 6, 2016)
10.2	Employment agreement with Ashley Lopez (incorporated by reference to our Current Report on Form 8-K filed on January 20, 2017)
10.3	Consulting agreement with Clearbrook Capital Partners LLP (incorporated by reference to our Current Report on Form 8-K filed January 20, 2017)
31 (1)	Certification of Principal Executive Officer and Principal Financial Officer of The Coffeesmiths Collective, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 (1)	Certification of Principal Executive Officer of The Coffeesmiths Collective, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
99.1	Unaudited Pro-Forma Condensed Combined Financial Statements (incorporated by reference to our Current Report on Form 8-K filed on January 20, 2017)
101.INS (2)	XBRL Taxonomy Extension Instance Document
101.SCH (2)	XBRL Taxonomy Extension Schema Document
101.CAL (2)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (2)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB (2)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE (2)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith.
(2)	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 16, 2019	By:	/s/ Ashley Lopez
Ashley Lopez, Principal Executive Officer

April 16, 2019	By:	/s/ Phillip Maritz
Phillip Maritz, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 16, 2019	By:	/s/ Stefan Allesch-Taylor
Stefan Allesch-Taylor
CBE, Chairman

April 16, 2019	By:	/s/ Matthew Gill
Matthew Gill
Director

