Form 10-K/A
period 2018-12-31
COFFEESMITHS COLLECTIVE, INC.
filed 2019-04-22
CIK 1619055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

The Coffeesmiths Collective, Inc. (the “Company”) is filing this Current Report on Form 10-K/A (“Amendment No. 1”) to amend its Current Report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2019 (the “Initial Report”), which had two administrative errors; one on the Statements of Operations and the other on the Statements of Cash Flow.

The information previously reported in the Initial Report is hereby incorporated by reference into this Amendment No. 1. This Amendment No. 1 is being filed solely to provide the information required by Item 8. Of Form 10-K and does not amend the Initial Report in any manner other than such Item 8.

The updates in Amendment No. 1 were already included elsewhere in the Initial Report but were not appropriately updated on these two pages, as follows:

Statements of Operations – The foreign currency translation profit (loss) for 2018 was incorrectly reported as $393,465 whereas it should have been $(107,524). As a consequence of this administrative error, total comprehensive loss was reported as $(2,284,758) whereas it should have been $(2,785,746).

Statements of Cash Flow – The non-cash investing and financing activities for the four months ended December 31, 2017 had reported acquisitions – inventory, acquisitions – prepaid expenses, acquisitions – fixed assets, net, acquisitions – deposits, acquisitions – accrued expenses, and acquisitions – loans as zero. Each balance has been corrected in Amendment No. 1.

2

THE COFFEESMITHS COLLECTIVE, INC.

(f/k/a DOCASA, Inc.)

and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

	For the year	For the four	For the year
	ended	months ended	ended
	December 31,	December 31,	August 31,
	2018	2017	2017

Revenue, net	$10,049,846	$2,066,111	$4,180,483

Operating expenses
Direct costs of revenue	6,794,062	1,618,963	3,633,591
Professional fees	270,416	102,533	171,181
Rent	1,488,265	252,528	463,655
Depreciation and amortization	543,036	101,817	191,025
Property taxes	-	-	10,461
Other general and administrative expenses	3,540,439	496,071	1,091,080

Operating loss	(2,586,371)	(505,801)	(1,380,510)

Other income (expense)
Interest expense	(82,348)	(10,293)	-
Impairment expense	(13,582)	-	(46,566)

Loss before provision for income taxes	(2,682,300)	(516,094)	(1,427,076)

Provision for income tax	-	-	-
Net loss before non-controlling interest	(2,682,300)	(516,094)	(1,427,076)
Loss attributable to non-controlling interest	4,077	638	1,230

Net loss attributable to common shareholders	$(2,678,222)	$(515,456)	$(1,425,846)

Foreign currency translation profit (loss)	(107,524)	199,814	(33,723)

Total comprehensive loss	$(2,785,746)	$(315,642)	$(1,459,569)

Net loss attributable to common shareholders per share	$(0.01)	$(0.00)	$(0.01)

Weighted average number of shares outstanding	208,288,685	207,100,000	207,025,000

See accompanying notes to consolidated financial statements.

3

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

4

The Coffeesmiths Collective, Inc.

and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year	For the Four	For the Year
	Ended	Months Ended	Ended
	December 31,	December 31,	August 31,
	2018	2017	2017
Supplemental disclosure of cash flow information:
Cash paid for interest	$32,138	$10,293	$-
Cash paid for taxes	$-	$-	$606

Non-cash investing and financing activities:
Acquisitions - Goodwill	$9,372,020	$2,013,119	$-
Acquisitions - Accounts receivable, net	$225,520	$-	$-
Acquisitions - Inventory	$235,651	$(51,411)	$-
Acquisitions - Loan receivable	$6,130	$-	$-
Acquisition - Prepaid expenses	$135,320	$(95,052)	$-
Acquisitions - Fixed assets, net	$1,808,465	$(73,3337)	$-
Acquisitions - Intangible assets, net	$126,209	$-	$-
Acquisitions - Deposits	$79,737	$(119,999)	$-
Acquisitions - Accounts payable	$539,347	$-	$-
Acquisitions - Accrued expenses	$1,917,994	$195,621	$-
Acquisitions - Loans	$1,437,798	$369,586	$-
Assets acquired with capital leases	$-	$191,761	$-
Issuance of common stock for acquisitions	$1,673,081	$-	$-
Issuance of preference shares for acquisitions	$3,506,434	$-	$-
Issuance of preference shares for capital lease	$-	$1,918,125	$-
Assets acquired from capital leases	$158,645	$-	$-
Contingent consideration	$928,965	$-	$-
Fixed asset additions by capital leases	$-	$-	$357,967
Payment of services by third party	$-	$-	$82,592
Preference shares issued for debt	$-	$-	$605,511

See accompanying notes to consolidated financial statements.

5

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 22, 2019	By:	/s/ Ashley Lopez
Ashley Lopez, Principal Executive Officer

April 22, 2019	By:	/s/ Phillip Maritz
Phillip Maritz, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 22, 2019	By:	/s/ Stefan Allesch-Taylor
Stefan Allesch-Taylor
CBE, Chairman

April 22, 2019	By:	/s/ Matthew Gill
Matthew Gill
Director

6